Form 10-Q
period 2002-03-31
GOODMAN CONVEYOR CO; CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC
filed 2002-05-14
CIK 1039786, 24008, 1039785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

                          Commission File No. 333-27665

                         CONTINENTAL GLOBAL GROUP, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                              31-1506889
           --------                                              ----------
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

Continental Conveyor & Equipment Company           Delaware         34-1603197
Goodman Conveyor Company                           Delaware         34-1603196

                                       Continental Conveyor & Equipment
Continental Global Group, Inc.         Company                             Goodman Conveyor Company
438 Industrial Drive                   438 Industrial Drive                Route 178 South
Winfield, Alabama 35594                Winfield, Alabama 35594             Belton, South Carolina 29627
(205) 487-6492                         (205) 487-6492                      (864) 338-7793

   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes ( x )                   No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of April 30, 2002, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                              Page
Part I      Financial Information                                                                             Number

            Item 1        Financial Statements (Unaudited)                                                       1
                          Condensed Consolidated Balance Sheets
                          March 31, 2002 and December 31, 2001                                                   2

                          Condensed Consolidated Statements of Operations
                          Three Months ended March 31, 2002 and 2001                                             3

                          Condensed Consolidated Statements of Cash Flows
                          Three Months ended March 31, 2002 and 2001                                             4

                          Notes to Condensed Consolidated Financial Statements                                5-13

            Item 2        Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                         14-16

            Item 3        Quantitative and Qualitative Disclosures about Market Risk                            17

Part II     Other Information

            Item 6        Exhibits and Reports on Form 8-K                                                      18

            Signatures                                                                                          19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets

                                                                          March 31            December 31
                                                                            2002                 2001
                                                                    -----------------------------------------
                                                                         (Unaudited)           (Audited)
ASSETS:
Current assets:
   Cash and cash equivalents                                             $  15,361,657        $  14,671,806
   Accounts receivable, net                                                 27,542,500           32,050,919
   Inventories                                                              27,869,563           26,572,726
   Other current assets                                                      1,437,863            1,745,684
                                                                    -----------------------------------------
Total current assets                                                        72,211,583           75,041,135

Property, plant and equipment                                               26,481,934           26,142,796
Less accumulated depreciation                                               13,713,652           13,048,973
                                                                    -----------------------------------------
                                                                            12,768,282           13,093,823
Goodwill, net                                                               17,054,485           16,799,894
Deferred financing costs                                                     2,599,511            2,729,487
Deferred income taxes                                                        1,001,978              718,862
Other assets                                                                   406,795              388,705
                                                                    -----------------------------------------
                                                                         $ 106,042,634        $ 108,771,906
                                                                    =========================================
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                                         $  12,033,076        $  16,306,471
   Trade accounts payable                                                   18,969,723           18,895,554
   Accrued compensation and employee benefits                                4,748,716            5,136,280
   Accrued interest on senior notes                                          6,600,000            3,300,000
   Deferred income taxes                                                     1,186,252            1,235,922
   Other accrued liabilities                                                 8,989,414            9,185,735
   Current maturities of long-term obligations                               1,206,677            1,298,522
                                                                    -----------------------------------------
Total current liabilities                                                   53,733,858           55,358,484

Senior notes                                                               120,000,000          120,000,000
Other long-term obligations, less current maturities                         2,136,082            2,258,082

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                               1                    1
   Paid-in capital                                                           1,993,687            1,993,687
   Accumulated deficit                                                     (66,318,320)         (65,111,800)
   Accumulated other comprehensive loss                                     (5,502,674)          (5,726,548)
                                                                    -----------------------------------------
                                                                           (69,827,306)         (68,844,660)
                                                                    -----------------------------------------
                                                                         $ 106,042,634        $ 108,771,906
                                                                    =========================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations


                                                                      Three months ended March 31
                                                                        2002                2001
                                                                ---------------------------------------
                                                                             (Unaudited)
Net sales                                                           $  45,543,631       $  39,063,223
Cost of products sold                                                  37,599,581          31,947,049
                                                                ---------------------------------------
Gross profit                                                            7,944,050           7,116,174

Operating expenses:
   Selling and engineering                                              3,329,524           2,932,795
   General and administrative                                           2,203,170           2,143,024
   Management fee                                                         147,765             130,290
   Amortization expense                                                    29,814             147,779
                                                                ---------------------------------------
Total operating expenses                                                5,710,273           5,353,888
                                                                ---------------------------------------
Operating income                                                        2,233,777           1,762,286

Other expenses:
   Interest expense                                                     3,801,504           3,865,996
   Interest income                                                        (52,971)           (229,146)
   Miscellaneous, net                                                      32,282             207,714
                                                                ---------------------------------------
Total other expenses                                                    3,780,815           3,844,564
                                                                ---------------------------------------
Loss before income taxes                                               (1,547,038)         (2,082,278)
Income tax benefit                                                       (340,518)           (442,501)
                                                                ---------------------------------------
Net loss                                                            $  (1,206,520)     $   (1,639,777)
                                                                =======================================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                                                            Three months ended March 31
                                                                           2002                     2001
                                                                 --------------------------------------------
                                                                                 (Unaudited)
Operating activities:
   Net loss                                                             $ (1,206,520)          $  (1,639,777)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Provision for depreciation and amortization                             573,760                 713,220
     Amortization of deferred financing costs                                129,976                 129,976
     Deferred income taxes                                                  (340,518)               (442,501)
     Loss (gain) on disposal of assets                                         8,968                  (3,786)
     Changes in operating assets and liabilities                           6,285,067               2,077,121
                                                                 --------------------------------------------
Net cash provided by operating activities                                  5,450,733                 834,253
                                                                 --------------------------------------------
Investing activities:
   Purchases of property, plant, and equipment                              (156,946)               (171,704)
   Proceeds from sale of property, plant, and equipment                       15,174                  40,499
                                                                 --------------------------------------------
Net cash used in investing activities                                       (141,772)               (131,205)
                                                                 --------------------------------------------
Financing activities:
   Net decrease in borrowings on notes payable                            (4,347,091)               (299,316)
   Principal payments on long-term obligations                              (247,636)               (295,179)
                                                                 --------------------------------------------
Net cash used in financing activities                                     (4,594,727)               (594,495)
Effect of exchange rate changes on cash                                      (24,383)                 19,438
                                                                 --------------------------------------------
Increase in cash and cash equivalents                                        689,851                 127,991
Cash and cash equivalents at beginning of period                          14,671,806              16,941,949
                                                                 --------------------------------------------
Cash and cash equivalents at end of period                              $ 15,361,657            $ 17,069,940
                                                                 ============================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2002

A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2001, included in the Form 10-K filed by the Company on March 29, 2002.

Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation.

B.       USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.       INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 69% and 67% of inventories at March 31, 2002 and December 31, 2001, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,140,000 at March 31, 2002 and December 31, 2001.

D.       COMPREHENSIVE LOSS

The components of comprehensive loss for the three months ended March 31, 2002 and 2001 are as follows:

                                                                      Three months ended
                                                                           March 31
                                                                    2002              2001
                                                              -----------------------------------
Net loss                                                         $ (1,206,520)    $ (1,639,777)
Other comprehensive income (loss):
   Foreign currency translation adjustment                            223,874       (1,480,496)
   Change in fair value of derivative hedge (net of tax)                    -         (120,876)
                                                              -----------------------------------
Comprehensive loss                                               $   (982,646)    $ (3,241,149)
                                                              ===================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2002

E. INCOME TAXES

Income taxes are provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes". For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis.

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa, which are subject to income taxes in their respective countries.

F.       SEGMENT INFORMATION

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's manufactured housing products business manufactures and/or refurbishes axle components sold directly to the manufactured housing industry. As part of this segment the Company also sells mounted tire and rim assemblies to the manufactured housing industry. During 2001, the Company acquired certain assets in Alabama from Lippert Tire & Axle, Inc. The Company's existing Alabama operations of its manufactured housing products segment have been combined with the Lippert operations. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry. The manufacturing requirements for these products are generally compatible with conveyor equipment production and thus maximize utilization of the Company's manufacturing facilities for its primary products.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2002

F.  SEGMENT INFORMATION (CONTINUED)

                                                         Three months ended
                                                              March 31
                                                       2002               2001
                                                --------------------------------------
                                                           (in thousands)
Net sales:
   Conveyor equipment                                  $ 38,004           $ 36,073
   Manufactured housing products                          7,214              2,541
   Other                                                    326                449
                                                --------------------------------------
Total net sales                                        $ 45,544           $ 39,063
                                                ======================================
Segment operating income:
   Conveyor equipment                                 $   2,210          $   2,319
   Manufactured housing products                            382                  6
   Other                                                     35                 17
                                                --------------------------------------
Total segment operating income                            2,627              2,342
   Management fee                                           148                130
   Amortization expense                                      30                148
   Corporate expense                                        215                302
                                                --------------------------------------
Total operating income                                    2,234              1,762
   Interest expense                                       3,802              3,866
   Interest income                                          (53)              (229)
   Miscellaneous, net                                        32                207
                                                --------------------------------------
Loss before income taxes                             $   (1,547)         $  (2,082)
                                                ======================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2002

G. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic subsidiaries, Continental Conveyor & Equipment Company
(CCE) and Goodman Conveyor Company (GCC), and certain of its Australian subsidiaries, all of which are wholly owned, are the guarantors of the Senior Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors. The Company's United Kingdom and South African subsidiaries are not guarantors of the Senior Notes.

Summarized consolidating balance sheets as of March 31, 2002 and December 31, 2001 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor      Non-Guarantor
March 31, 2002:                 The Company     Subsidiaries     Subsidiaries    Eliminations         Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $ 12,153       $   1,167       $   2,042     $         -         $ 15,362
   Accounts receivable, net               -          21,376           6,181             (15)          27,542
   Inventories                            -          24,853           3,017               -           27,870
   Other current assets                  61           1,341             376            (340)           1,438
                              -------------------------------------------------------------------------------
Total current assets                 12,214          48,737          11,616            (355)          72,212
Property, plant, and
   equipment, net                         -           9,124           3,644               -           12,768
Goodwill, net                             -          16,462             592               -           17,054
Investment in subsidiaries           60,009          17,545               -         (77,554)               -
Deferred financing costs              2,600               -               -               -            2,600
Deferred income taxes                 8,390               -               -          (7,388)           1,002
Other assets                            468           1,876              41          (1,978)             407
                              -------------------------------------------------------------------------------
Total assets                       $ 83,681        $ 93,744        $ 15,893       $ (87,275)       $ 106,043
                              ===============================================================================
Current liabilities:
   Notes payable               $          -        $ 11,986      $      535     $      (488)      $   12,033
   Trade accounts payable               150          14,794           4,036             (10)          18,970
   Accrued compensation and
     employee benefits                    -           4,038             711               -            4,749
   Accrued interest                   6,600               -               -               -            6,600
   Deferred income taxes                  -           1,525               -            (339)           1,186
   Other accrued liabilities            522          10,457           5,749          (7,739)           8,989
   Current maturities of
     long-term obligations                -           1,198               9               -            1,207
                              -------------------------------------------------------------------------------
Total current liabilities             7,272          43,998          11,040          (8,576)          53,734
Senior Notes                        120,000               -               -               -          120,000
Other long-term obligations               -           2,120           1,086          (1,070)           2,136
Stockholder's equity
(deficit)                           (43,591)         47,626           3,767         (77,629)         (69,827)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 83,681        $ 93,744        $ 15,893       $ (87,275)       $ 106,043
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2002

G.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                Combined        Combined
                                                Guarantor     Non-Guarantor
December 31, 2001:              The Company    Subsidiaries    Subsidiaries   Eliminations           Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents      $  12,548      $    1,518      $      606   $            -     $    14,672
   Accounts receivable, net               -          23,107           8,949              (5)          32,051
   Inventories                            -          23,816           2,756               -           26,572
   Other current assets                 107           1,991             318            (670)           1,746
                              -------------------------------------------------------------------------------
Total current assets                 12,655          50,432          12,629            (675)          75,041
Property, plant, and
   equipment, net                         -           9,433           3,661               -           13,094
Goodwill, net                             -          16,232             568               -           16,800
Investment in subsidiaries           60,009          17,132               -         (77,141)               -
Deferred financing costs              2,729               -               -               -            2,729
Deferred income taxes                 7,262               -               -          (6,543)             719
Other assets                             35           2,466              55          (2,167)             389
                              -------------------------------------------------------------------------------
Total assets                      $  82,690       $  95,695       $  16,913      $  (86,526)      $  108,772
                              ===============================================================================
Current liabilities:
   Notes payable                  $       -       $  15,948     $       898    $       (540)     $    16,306
   Trade accounts payable               227          14,081           4,630             (42)          18,896
   Accrued compensation and
     employee benefits                    -           4,201             935               -            5,136
   Accrued interest                   3,300               -               -               -            3,300
   Deferred income taxes                  -           1,564               -            (328)           1,236
   Other accrued liabilities            658          10,057           5,802          (7,331)           9,186
   Current maturities of
     long-term obligations                -           1,284              15               -            1,299
                              -------------------------------------------------------------------------------
Total current liabilities             4,185          47,135          12,280          (8,241)          55,359
Senior Notes                        120,000               -               -               -          120,000
Other long-term obligations               -           2,240           1,107          (1,089)           2,258
Stockholder's equity
(deficit)                           (41,495)         46,320           3,526         (77,196)         (68,845)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                      $  82,690       $  95,695       $  16,913      $  (86,526)      $  108,772
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2002

G.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating statements of operations for the three months ended March 31, 2002 and 2001, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                          Combined       Combined
                                             The          Guarantor    Non-Guarantor
                                           Company       Subsidiaries   Subsidiaries   Eliminations     Total
                                          -----------------------------------------------------------------------
Three months ended March 31, 2002:
Net sales                                  $        -     $ 37,531          $ 8,013          $  -      $ 45,544
Cost of products sold                               -       30,603            6,997             -        37,600
                                          -----------------------------------------------------------------------
Gross profit                                        -        6,928            1,016             -         7,944
Total operating expenses                          226        4,460            1,024             -         5,710
                                          -----------------------------------------------------------------------
Operating income (loss)                          (226)       2,468               (8)            -         2,234
Interest expense                                3,441          341               20             -         3,802
Interest income                                   (53)           -                -             -           (53)
Miscellaneous, net                                  5           10               17             -            32
                                          -----------------------------------------------------------------------
Income (loss) before income taxes              (3,619)       2,117              (45)            -        (1,547)
Income tax expense (benefit)                   (1,127)         787                -             -          (340)
                                          -----------------------------------------------------------------------
Net income (loss)                            $ (2,492)   $   1,330         $    (45)         $  -    $   (1,207)
                                          =======================================================================

                                                          Combined       Combined
                                             The          Guarantor    Non-Guarantor
                                           Company       Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2001:
Net sales                                 $        -     $  32,622         $  6,441      $    -      $  39,063
Cost of products sold                              -        26,382            5,565           -         31,947
                                          -----------------------------------------------------------------------
Gross profit                                       -         6,240              876           -          7,116
Total operating expenses                          314        4,286              754           -          5,354
                                          -----------------------------------------------------------------------
Operating income (loss)                          (314)       1,954              122           -          1,762
Interest expense                                3,441          375               50           -          3,866
Interest income                                  (229)          -                -            -           (229)
Miscellaneous, net                                220           (9)              (4)          -            207
                                          -----------------------------------------------------------------------
Income (loss) before income taxes              (3,746)       1,588               76           -         (2,082)
Income tax expense (benefit)                   (1,498)       1,056               -            -           (442)
                                          -----------------------------------------------------------------------
Net income (loss)                           $  (2,248)  $      532        $      76      $    -     $   (1,640)
                                          =======================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2002

 G.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating cash flow statements for the three months ended March 31, 2002 and 2001, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined       Combined
                                             The         Guarantor   Non-Guarantor
                                           Company     Subsidiaries   Subsidiaries   Eliminations     Total
                                         -----------------------------------------------------------------------
Three months ended March 31, 2002:
Net cash provided by (used in)
   operating activities                     $   (395)      $ 3,648         $ 2,194          $  4      $  5,451
Investing activities:
   Purchases of property, plant, and
    equipment                                      -           (33)           (124)            -          (157)
   Proceeds from sale of property,
     plant, and equipment                          -             9               6             -            15
                                         -----------------------------------------------------------------------
Net cash used in investing activities              -           (24)           (118)            -          (142)
                                         -----------------------------------------------------------------------
Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -        (4,413)             66             -        (4,347)
   Principal payments on long-term
     obligations                                   -          (239)             (9)            -          (248)
   Intercompany loan activity                      -           676            (676)            -             -
                                         -----------------------------------------------------------------------
Net cash used in financing activities              -        (3,976)           (619)            -        (4,595)
Exchange rate changes on cash                      -             1             (21)           (4)          (24)
                                         -----------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                  (395)         (351)          1,436             -           690
Cash and cash equivalents at beginning
   of period                                  12,548         1,518             606             -        14,672
                                         -----------------------------------------------------------------------
Cash and cash equivalents at end of
   period                                   $ 12,153       $ 1,167         $ 2,042          $  -      $ 15,362
                                         =======================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2002


G.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                         Combined       Combined
                                             The         Guarantor   Non-Guarantor
                                           Company     Subsidiaries   Subsidiaries   Eliminations     Total
                                         -----------------------------------------------------------------------
Three months ended March 31, 2001:
Net cash provided by (used in)
   operating activities                     $   (203)    $  1,703         $   (687)       $  21     $     834

Investing activities:
   Purchases of property, plant, and
    equipment                                     -          (108)             (63)          -           (171)
   Proceeds from sale of property,
     plant, and equipment                         -            34                6           -             40
                                         -----------------------------------------------------------------------
Net cash used in investing activities             -           (74)             (57)          -           (131)
                                         -----------------------------------------------------------------------
Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                  -          (727)             428           -           (299)
   Principal payments on long-term
     obligations                                  -          (279)             (16)          -           (295)
   Distributions for interest on
     senior notes                                326         (326)              -            -             -
   Intercompany loan activity                     -          (359)             359           -             -
                                         -----------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                          326       (1,691)             771           -           (594)
Exchange rate changes on cash                     -            51              (11)         (21)           19
                                         -----------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                   123          (11)              16           -            128
Cash and cash equivalents at beginning
   of period                                  16,257          565              120           -         16,942
                                         -----------------------------------------------------------------------
Cash and cash equivalents at end of
   period                                   $ 16,380     $    554         $    136       $   -      $  17,070
                                         =======================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2002

H. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 was effective January 1, 2002 and applies to all goodwill and other intangible assets recognized in the Company's statement of financial position, regardless of when those assets were initially recognized. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted SFAS No. 142 in the first quarter of 2002. The Company is in the process of performing the first required impairment test. SFAS No. 142 allows the Company six months from the adoption date to complete the first impairment test. The Company will record any necessary adjustments in the second quarter of 2002. The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 had occurred in the first quarter of 2001:

                                               Three months ending
                                                     March 31
                                              2002              2001
                                         ----------------------------------

Reported net loss                           $ (1,206,520)    $ (1,639,777)
Goodwill amortization, net of tax                      -           98,734
                                         ----------------------------------
Adjusted net loss                           $ (1,206,520)    $ (1,541,043)
                                         ==================================

The carrying amounts and related accumulated amortization balances of the Company's other intangible assets as of March 31, 2002 and December 31, 2001 are listed below:

                                                 March 31, 2002                   December 31, 2001
                                          Carrying        Accumulated         Carrying       Accumulated
                                           Amount         Amortization         Amount        Amortization
                                           --------------------------------------------------------------
Amortized intangible assets                 $ 485,330       $ (294,195)        $ 486,848       $ (264,976)
Unamortized intangible assets                 138,834                -           138,386                -

The change in goodwill reflected on the balance sheet from December 31, 2001 to March 31, 2002 resulted entirely from foreign currency translation. Estimated amortization expense related to other intangible assets for each of the next five fiscal years is:

                2002                  $ 112,426
                2003                     27,790
                2004                     26,360
                2005                     26,360
                2006                     17,117
                                 ----------------
                Total                 $ 210,053
                                 ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K dated March 28, 2002.

GENERAL

The Company, through its subsidiaries, is primarily engaged in the manufacture and distribution of bulk material handling and replacement equipment, primarily for use in the mining industry. The Company is a holding company organized under the Delaware General Corporation law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company and Goodman Conveyor Company. The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd., an Australian holding company that owns all of the capital stock of four Australian operating companies. The Company also owns indirectly all of the capital stock of Continental Conveyor Ltd., a U.K. operating company, and Continental MECO (Pty.) Ltd., a South African operating company. During 2001, the Company acquired certain assets in Alabama from Lippert Tire & Axle, Inc. The Company's existing Alabama operations of its manufactured housing products segment have been combined with the Lippert operations.

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months ended March 31, 2002 and 2001.

                                    Three months ended
                                        March 31
                                 --------------------------
                                     2002          2001

Net sales                            100.0%       100.0%
Cost of products sold                 82.6         81.8
Gross profit                          17.4         18.2
SG&A expenses                         12.1         13.0
Management fee                         0.3          0.3
Amortization expense                   0.1          0.4
Operating income                       4.9          4.5

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31,
2001:

NET SALES

Net sales for the quarter increased $6.4 million, or 16%, from $39.1 million in 2001 to $45.5 million in 2002. Net sales in the domestic operations of the Company's conveyor equipment segment decreased $2.6 million due to lower capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the Company's conveyor equipment segment increased $4.5 million, primarily due to increases at the Company's Australian and United Kingdom subsidiaries of $2.9 million and $1.9 million, respectively. The increases in Australia and the United Kingdom resulted from new mining projects for conveyor equipment. Net sales in the Company's manufactured housing segment increased $4.6 million primarily due to the July 2001 acquisition from Lippert Tire & Axle, Inc. Net sales in the other segment decreased $0.1 million.

GROSS PROFIT

Gross profit for the quarter increased $0.8 million, or 11%, from $7.1 million in 2001 to $7.9 million in 2002. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $0.6 million due to lower sales volume. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $1.0 million due to increased sales and improved margins at the Company's Australian subsidiary. Gross profit in the Company's manufactured housing segment increased $0.4 million due to increased sales and improved profit margins resulting from the acquisition in July 2001 and the subsequent consolidation of the existing operations into the acquired facility.

Gross profit as a percentage of sales decreased from 18.2% in 2001 to 17.4% in 2002. This decrease is primarily the result of the change in product mix in domestic operations caused by the increased sales in the manufactured housing segment which have a lower gross profit percentage than conveyor equipment sales.

SG&A EXPENSES

SG&A expenses for the quarter increased $0.4 million, or 8%, from $5.1 million in 2001 to $5.5 million in 2002, of which selling expenses increased $0.3 million as a result of increased sales.

OPERATING INCOME

Operating income for the quarter increased $0.5 million, or 29%, from $1.7 million in 2001 to $2.2 million in 2002. The increase resulted from the $0.8 million increase in gross profit and a $0.1 million decrease in amortization expense, offset by the $0.4 million increase in SG&A expenses. The decrease in amortization expense was due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

BACKLOG

Backlog at March 31, 2002 was $51.2 million, an increase of $9.9 million, or 24%, from $41.3 million at December 31, 2001. The increase was attributable to a $12.3 million increase in the foreign operations of the Company's conveyor equipment segment, offset by a $2.4 million decrease in the domestic operations of the Company's conveyor equipment segment. Management believes that approximately 75% of the backlog will be shipped in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.5 million and $0.8 million for the three months ending March 31, 2002 and 2001, respectively. The net cash provided by operating activities in 2002 resulted from a net loss of $1.2 million offset by non-cash expenses of $0.4 million and a net decrease in operating assets and liabilities of $6.3 million. The net decrease in operating assets and liabilities was primarily due to a decrease in receivables at the Company's domestic operations which resulted from lower sales in the first quarter of 2002 compared to the fourth quarter of 2001. The net cash provided by operating activities in 2001 resulted from a net loss of $1.6 million offset by non-cash expenses of $0.4 million and a net decrease in operating assets and liabilities of $2.0 million.

Net cash used in investing activities was $0.1 million for the three months ending March 31, 2002 and 2001, and represents net purchases of property, plant, and equipment for both years.

Net cash used in financing activities was $4.6 million and $0.6 million for the three months ending March 31, 2002 and 2001, respectively. Net cash used in financing activities in 2002 represents a net decrease in borrowings on notes payable of $4.4 million and principal payments on long-term obligations of $0.2 million. The decrease in borrowings on notes payable was primarily due to repayments on the Company's domestic credit facility of $4.1 million. Net cash used in financing activities in 2001 represents a net decrease in borrowings on notes payable of $0.3 million and principal payments on long-term obligations of $0.3 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements. At March 31, 2002, the Company had cash and cash equivalents of approximately $15.4 million and approximately $11.4 million available for use under its domestic credit facility, representing approximately $26.8 million of liquidity.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholder's equity (deficit) of approximately $0.2 million and $(1.5) million for the three months ended March 31, 2002 and 2001, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 was effective January 1, 2002 and applies to all goodwill and other intangible assets recognized in the Company's statement of financial position, regardless of when those assets were initially recognized. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted SFAS No. 142 in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 resulted in a decrease in net loss of approximately $0.1 million net of tax. The Company is in the process of performing the first required impairment test. SFAS No. 142 allows the Company six months from the adoption date to complete the first impairment test. The Company will record any necessary adjustments in the second quarter of 2002.

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Company's Senior Notes. The table presents principal cash flows and interest rate by expected maturity date.

                                       Interest Rate Sensitivity
                                 Principal Amount by Expected Maturity
                                         Average Interest Rate

                                                                                               Fair
                                                                                                Value,
(dollars in thousands)         2002    2003     2004     2005     2006   Thereafter   Total    3/31/02
---------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
     Fixed Rate                  $ -     $ -      $ -      $ -      $ -   $ 120,000 $ 120,000    $66,000
     Average interest rate       11%     11%      11%      11%      11%         11%

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents as well as interest paid on its debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally borrows on a long-term basis to maintain a debt structure that is fixed rate in nature.

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures and sells its products in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Australian dollar, the British pound sterling, and the South African rand.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:  Refer to the index of exhibits.

           (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 CONTINENTAL GLOBAL GROUP, INC.

                 By: /s/ Jimmy L. Dickinson
                     ----------------------------------------
                     Jimmy L. Dickinson

                     Vice President and Chief Financial Officer
                     (As duly authorized representative and as Principal Financial and Accounting Officer)

                 CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                 By:  /s/ Jimmy L. Dickinson
                     ----------------------------------------
                     Jimmy L. Dickinson
                     Vice President - Finance (As duly
                     authorized representative and as Principal
                     Financial and Accounting Officer)

                 GOODMAN CONVEYOR COMPANY

                 By:  /s/ J. Mark Etchberger
                     ----------------------------------------
                     J. Mark Etchberger

                     Controller (As duly authorized representative and as Principal Financial and Accounting Officer)


Date:  May 14, 2002

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits

  Exhibit
   Number     Description of Exhibit
   ------     ----------------------

    3.1

    (a)       Certificate of Incorporation of Continental Global              *
              Group, Inc., as currently in effect.

    (b)       Certificate of Amendment of Certificate of
              Incorporation of Continental Global Group, Inc.
              (Filed as Exhibit 3.1(b) to the Company's Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.)

    3.2       By-Laws of Continental Global Group, Inc., as                   *
              currently in effect.

    3.3       Certificate of Incorporation of Continental Conveyor            *
              & Equipment Company, as currently in effect.

    3.4       By-Laws of Continental Conveyor & Equipment Company,            *
              as currently in effect.

    3.5       Certificate of Incorporation of Goodman Conveyor                *
              Company, as currently in effect.

    3.6       By-Laws of Goodman Conveyor Company, as currently in effect.    *

    4.1       Indenture, dated as of April 1, 1997, among                     *
              Continental Global Group, Inc., Continental
              Conveyor & Equipment Company, Goodman Conveyor
              Company, and the Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B
              Notes).

    10.1

    (a)       Revolving Credit Facility, dated as of September 14,            *
              1992, as amended by Amendments I, II, and III, among Continental Conveyor & Equipment Company,
              Goodman Conveyor Company, and Bank One, Cleveland,
              NA.

    (b) Amendment IV, dated as of December 31, 1998, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1 (b) to the Company's Form 10-Q for the quarter ended March 31, 1999, and is incorporated herein by reference.)

    (c) Letter of Amendment, dated as of July 26, 1999, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1 (c) to the Company's Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.)

    (d) Letter of Amendment, dated as of November 4, 1999, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1 (d) to the Company's Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by reference.)

    (e) Amendment VI, dated as of March 28, 2000, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1 (e) to the Company's Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

                         Continental Global Group, Inc.

                                    Form 10-Q

                          Index of Exhibits (Continued)

    10.1

    (f) Letter of Amendment, dated as of March 29, 2001, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1(f) to the Company's Form 10-K for the year ended December 31, 2000, and is incorporated herein by reference.)

    (g) Letter of Amendment, dated as of March 25, 2002, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1(g) to the Company's Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference.)

    10.2      Management Agreement, dated as of April 1, 1997,                *
              between Continental Global Group, Inc. and Nesco,
              Inc.


Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish to the Commission a copy of each such instrument upon request.

* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933.