Form 10-Q
period 2002-09-30
GOODMAN CONVEYOR CO; CONTINENTAL GLOBAL GROUP INC; CONTINENTAL CONVEYOR & EQUIPMENT CO
filed 2002-11-13
CIK 1039786, 1039785, 24008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                    FORM 10-Q

      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

                         Commission File No. 333-27665

                         CONTINENTAL GLOBAL GROUP, INC.
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

As of October 31, 2002, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                          CONTINENTAL GLOBAL GROUP, INC.

                                                                                                               Page
Part I      Financial Information                                                                             Number

            Item 1            Financial Statements (Unaudited)                                                       1

                              Condensed Consolidated Balance Sheets
                              September 30, 2002 and December 31, 2001                                               2

                              Condensed Consolidated Statements of Operations
                              Three Months and Nine Months ended September 30, 2002 and 2001                         3

                              Condensed Consolidated Statements of Cash Flows
                              Nine Months ended September 30, 2002 and 2001                                          4

                              Notes to Condensed Consolidated Financial Statements                                5-15

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                         16-20

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                            21

            Item 4            Controls and Procedures                                                               21

Part II     Other Information

            Item 6            Exhibits and Reports on Form 8-K                                                      22

            Signatures                                                                                              23

            Certifications                                                                                          24

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets



                                                                       September 30          December 31
                                                                           2002                 2001
                                                                    -------------------- --------------------
                                                                        (Unaudited)           (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                             $  16,586,679        $  14,671,806
   Accounts receivable, net                                                 31,587,421           32,050,919
   Inventories                                                              27,954,655           26,572,726
   Other current assets                                                      1,316,960            1,745,684
                                                                    -------------------- --------------------
Total current assets                                                        77,445,715           75,041,135

Property, plant and equipment                                               27,860,975           26,142,796
Less accumulated depreciation                                               14,997,003           13,048,973
                                                                    -------------------- --------------------
                                                                            12,863,972           13,093,823

Goodwill, net                                                               17,163,596           16,799,894
Deferred financing costs                                                     2,339,560            2,729,487
Deferred income taxes                                                          769,335              718,862
Other assets                                                                   303,209              388,705
                                                                    -------------------- --------------------

                                                                         $ 110,885,387        $ 108,771,906
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                         $  15,950,031        $  16,306,471
   Trade accounts payable                                                   22,215,910           18,895,554
   Accrued compensation and employee benefits                                5,504,562            5,136,280
   Accrued interest on senior notes                                          6,600,000            3,300,000
   Deferred income taxes                                                       957,008            1,235,922
   Other accrued liabilities                                                 9,101,559            9,185,735
   Current maturities of long-term obligations                                 961,309            1,298,522
                                                                    -------------------- --------------------
Total current liabilities                                                   61,290,379           55,358,484

Senior notes                                                               120,000,000          120,000,000
Other long-term obligations, less current maturities                         1,926,696            2,258,082

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                               1                    1
   Paid-in capital                                                           1,993,687            1,993,687
   Accumulated deficit                                                     (69,200,777)         (65,111,800)
   Accumulated other comprehensive loss                                     (5,124,599)          (5,726,548)
                                                                    -------------------- --------------------
                                                                           (72,331,688)         (68,844,660)
                                                                    -------------------- --------------------

                                                                         $ 110,885,387        $ 108,771,906
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations


                                             Three months ended                     Nine months ended
                                                September 30                          September 30
                                           2002             2001                 2002              2001
                                     -----------------------------------   ------------------------------------
                                                (Unaudited)                            (Unaudited)

Net sales                               $ 52,582,633    $  52,627,318         $ 144,228,729    $ 143,482,857
Cost of products sold                     44,671,903       45,390,027           119,950,103      120,120,850
                                     -----------------------------------   ------------------------------------
Gross profit                               7,910,730        7,237,291            24,278,626       23,362,007

Operating expenses:
   Selling and engineering                 3,313,649        3,204,675            10,107,940        9,282,338
   General and administrative              2,156,287        2,040,281             6,538,354        6,319,667
   Management fee                            149,080          127,519               463,502          472,110
   Amortization expense                       30,918          146,092                90,859          439,867
                                     -----------------------------------   ------------------------------------
Total operating expenses                   5,649,934        5,518,567            17,200,655       16,513,982
                                     -----------------------------------   ------------------------------------
Operating income                           2,260,796        1,718,724             7,077,971        6,848,025

Other expenses:
   Interest expense                        3,901,983        3,962,243            11,572,873       11,901,801
   Interest income                           (46,941)        (142,321)             (151,169)        (546,316)
   Miscellaneous, net                         44,327          161,179                85,762          991,524
                                     -----------------------------------   ------------------------------------
Total other expenses                       3,899,369        3,981,101            11,507,466       12,347,009
                                     -----------------------------------   ------------------------------------
Loss before income taxes                  (1,638,573)      (2,262,377)           (4,429,495)      (5,498,984)
Income tax benefit                                 -         (353,938)             (340,518)      (1,285,178)
                                     -----------------------------------   ------------------------------------

Net loss                               $  (1,638,573)    $ (1,908,439)        $ (4,088,977)     $ (4,213,806)
                                     ===================================   ====================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows



                                                                       Nine months ended September 30
                                                                         2002                   2001
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)
Operating activities:
   Net loss                                                            $  (4,088,977)        $   (4,213,806)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Provision for depreciation and amortization                           1,728,819              2,122,068
     Amortization of deferred financing costs                                389,927                389,927
     Deferred income taxes                                                  (340,518)            (1,285,178)
     Loss (gain) on disposal of assets                                        28,227                (11,348)
     Changes in operating assets and liabilities                           6,485,359              2,636,950
                                                                 ---------------------- ---------------------
Net cash provided by (used in) operating activities                        4,202,837               (361,387)
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                            (1,002,761)              (799,936)
   Proceeds from sale of property, plant, and equipment                       43,938                 95,724
   Acquisition of business                                                         -             (1,606,806)
                                                                 ---------------------- ---------------------
 Net cash used in investing activities                                       (958,823)            (2,311,018)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase (decrease) in borrowings on notes payable                   (569,554)             3,020,047
   Principal payments on long-term obligations                              (768,948)              (796,465)
                                                                 ---------------------- ---------------------
Net cash provided by (used in) financing activities                       (1,338,502)             2,223,582
Effect of exchange rate changes on cash                                        9,361                (20,198)
                                                                 ---------------------- ---------------------
Increase (decrease) in cash and cash equivalents                           1,914,873               (469,021)
Cash and cash equivalents at beginning of period                          14,671,806             16,941,949
                                                                 ---------------------- ---------------------

Cash and cash equivalents at end of period                             $  16,586,679          $  16,472,928
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

            Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2002



A.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2001, included in the Form 10-K filed by the Company on March 29, 2002.

Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation. These reclassifications had no impact on operating income or net loss.

B.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.   Derivative Instruments

At September 30, 2002, the Company is party to a foreign currency forward contract maturing during 2002. The counterparty to the contract is a major U.S. commercial bank. Management believes that losses related to credit risk is remote. The Company entered into the foreign currency forward contract to hedge certain firm sales commitments denominated in a foreign currency. The fair value of the Company's foreign currency forward contract is estimated based on the quoted market price of a comparable contract.

The fair value of the forward contract is included in other current assets on the September 30, 2002 balance sheet. There was no hedge ineffectiveness recognized in the statement of operations during the current quarter. Based on the maturity of the contract and the nature of the hedging relationship, the unrecognized amounts in accumulated other comprehensive loss will be reclassified into the statement of operations during 2002 at the time the firm commitment is recognized.

                        Continental Global Group, Inc.

            Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2002


D.   Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 62% and 67% of inventories at September 30, 2002 and December 31, 2001, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,140,000 at September 30, 2002 and December 31, 2001.

E.   Comprehensive Loss

The components of comprehensive loss for the three months and nine months ended September 30, 2002 and 2001 are as follows:


                                           Three months ended September 30      Nine months ended September 30
                                                2002             2001               2002             2001
                                          ----------------------------------   ---------------------------------
Net loss                                    $  (1,638,573)   $  (1,908,439)     $  (4,088,977)  $  (4,213,806)
Other comprehensive income (loss):
   Foreign currency translation
     adjustment                                  (164,145)         (96,699)           601,795      (1,099,157)
   Change in fair value of derivative
     hedge (net of tax)                           (20,614)               -                154               -
                                          ----------------------------------   ---------------------------------

Comprehensive loss                          $  (1,823,332)    $ (2,005,138)     $  (3,487,028)   $ (5,312,963)
                                          ==================================   =================================


F.   Income Taxes

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

                        Continental Global Group, Inc.

            Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2002


G.   Segment Information

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

                        Continental Global Group, Inc.

            Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2002


G.  Segment Information (Continued)


                                                Three months ended September 30   Nine months ended September 30
                                                      2002            2001             2002             2001
                                                -------------------------------------------------------------------
                                                         (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                                 $ 44,522         $ 46,875       $ 119,955        $ 131,407
   Manufactured housing products                         7,886            5,534          23,543           11,113
   Other                                                   175              218             731              963
                                                -------------------------------------------------------------------
Total net sales                                       $ 52,583         $ 52,627       $ 144,229        $ 143,483
                                                ===================================================================

Segment operating income:
   Conveyor equipment                                 $  2,121        $   2,125       $   6,765        $   8,414
   Manufactured housing products                           529              111           1,451              111
   Other                                                    21              (95)             77              (83)
                                                -------------------------------------------------------------------
Total segment operating income                           2,671            2,141           8,293            8,442
   Management fee                                          149              128             464              472
   Amortization expense                                     31              146              91              440
   Corporate expense                                       230              148             660              682
                                                -------------------------------------------------------------------
Total operating income                                   2,261            1,719           7,078            6,848
   Interest expense                                      3,902            3,962          11,573           11,902
   Interest income                                         (47)            (142)           (151)            (546)
   Miscellaneous, net                                       44              161              85              991
                                                -------------------------------------------------------------------
Loss before income taxes                              $ (1,638)       $  (2,262)       $ (4,429)       $  (5,499)
                                                ===================================================================

                        Continental Global Group, Inc.

            Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2002


H.   Guarantor and Non-Guarantor Subsidiaries

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

Summarized consolidating balance sheets as of September 30, 2002 and December 31, 2001 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
September 30, 2002:             The Company    Subsidiaries    Subsidiaries      Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $ 10,424       $   6,161       $       2       $       -       $   16,587
   Accounts receivable, net               -          19,377          12,217              (7)          31,587
   Inventories                            -          23,439           4,516               -           27,955
   Other current assets                 165             441           1,054            (343)           1,317
                              -------------------------------------------------------------------------------
Total current assets                 10,589          49,418          17,789            (350)          77,446
Property, plant, and
   equipment, net                         -           8,944           3,920               -           12,864
Goodwill, net                             -          16,560             603               -           17,163
Investment in subsidiaries           60,009          17,722               -         (77,731)               -
Deferred financing costs              2,340               -               -               -            2,340
Deferred income taxes                 9,977               -               -          (9,208)             769
Other assets                             13           1,681              17          (1,408)             303
                              -------------------------------------------------------------------------------
Total assets                       $ 82,928        $ 94,325        $ 22,329       $ (88,697)       $ 110,885
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -        $ 14,020        $  2,145       $    (215)       $  15,950
   Trade accounts payable                 -          14,546           7,672              (2)          22,216
   Accrued compensation and
     employee benefits                    -           4,667             837               -            5,504
   Accrued interest                   6,600               -               -               -            6,600
   Deferred income taxes                  -           1,300               -            (343)             957
   Other accrued liabilities            522          12,466           5,672          (9,558)           9,102
   Current maturities of
     long-term obligations                -             952               9               -              961
                              -------------------------------------------------------------------------------
Total current liabilities             7,122          47,951          16,335         (10,118)          61,290
Senior Notes                        120,000               -               -               -          120,000
Other long-term obligations               -           1,881             990            (944)           1,927
Stockholder's equity
(deficit)                           (44,194)         44,493           5,004         (77,635)         (72,332)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 82,928        $ 94,325        $ 22,329       $ (88,697)       $ 110,885
                              ===============================================================================

                        Continental Global Group, Inc.

            Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2002


H.   Guarantor and Non-Guarantor Subsidiaries (Continued)

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
                              ===============================================================================

                        Continental Global Group, Inc.

            Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2002


H.  Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months and nine months ended September 30, 2002 and 2001, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                         Combined        Combined
                                                         Guarantor     Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 2002:
Net sales                                   $       -     $ 42,445         $ 10,138          $  -      $ 52,583
Cost of products sold                               -       35,688            8,984             -        44,672
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        6,757            1,154             -         7,911
Total operating expenses                          241        4,346            1,063             -         5,650
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (241)       2,411               91             -         2,261
Interest expense                                3,440          437               25             -         3,902
Interest income                                   (47)           -                -             -           (47)
Miscellaneous, net                                  3           44               (3)            -            44
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (3,637)       1,930               69             -        (1,638)
Income tax expense (benefit)                     (879)         879                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (2,758)    $  1,051         $     69          $  -      $ (1,638)
                                          ============= ============= =============== ============= =============

                                                         Combined        Combined
                                                         Guarantor     Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 2001:
Net sales                                   $       -    $  44,743         $  7,902        $  (18)    $  52,627
Cost of products sold                               -       38,481            6,927           (18)       45,390
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        6,262              975             -         7,237
Total operating expenses                          160        4,430              928             -         5,518
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (160)       1,832               47             -         1,719
Interest expense                                3,442          460               60             -         3,962
Interest income                                  (142)           -                -             -          (142)
Miscellaneous, net                                 (2)         179              (16)            -           161
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (3,458)       1,193                3             -        (2,262)
Income tax expense (benefit)                   (1,383)       1,029                -             -          (354)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                           $  (2,075)    $    164         $      3        $    -     $  (1,908)
                                          ============= ============= =============== ============= =============

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2002:
Net sales                                   $       -    $ 116,402         $ 27,827          $  -     $ 144,229
Cost of products sold                               -       95,794           24,156             -       119,950
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       20,608            3,671             -        24,279
Total operating expenses                          692       13,401            3,108             -        17,201
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (692)       7,207              563             -         7,078
Interest expense                               10,320        1,199               54             -        11,573
Interest income                                  (151)           -                -             -          (151)
Miscellaneous, net                                  3           73                9             -            85
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes             (10,864)       5,935              500             -        (4,429)
Income tax expense (benefit)                   (2,715)       2,375                -             -          (340)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (8,149)    $  3,560         $    500          $  -      $ (4,089)
                                          ============= ============= =============== ============= =============

                        Continental Global Group, Inc.

            Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2002

 H.  Guarantor and Non-Guarantor Subsidiaries (Continued)


                                                         Combined       Combined
                                                         Guarantor     Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2001:
Net sales                                  $        -    $ 119,490        $  24,011        $  (18)   $  143,483
Cost of products sold                               -       99,508           20,631           (18)      120,121
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       19,982            3,380             -        23,362
Total operating expenses                          719       13,105            2,690             -        16,514
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (719)       6,877              690             -         6,848
Interest expense                               10,325        1,415              162             -        11,902
Interest income                                  (546)           -                -             -          (546)
Miscellaneous, net                                698          318              (25)            -           991
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes             (11,196)       5,144              553             -        (5,499)
Income tax expense (benefit)                   (4,476)       3,191                -             -        (1,285)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                           $  (6,720)   $   1,953        $     553        $    -    $   (4,214)
                                          ============= ============= =============== ============= =============

Summarized consolidating cash flow statements for the nine months ended September 30, 2002 and 2001, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2002:
Net cash provided by (used in)
   operating activities                     $ (7,574)     $ 12,062        $   (301)        $  16     $   4,203

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (637)           (366)            -        (1,003)
   Proceeds from sale of property,
     plant, and equipment                          -            29              15             -            44
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -          (608)           (351)            -          (959)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -        (2,018)          1,449             -          (569)
   Principal payments on long-term
     obligations                                   -          (748)            (21)            -          (769)
   Distributions for interest on
     senior notes                              5,450        (5,450)              -             -             -
   Intercompany loan activity                      -         1,462          (1,462)            -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                        5,450        (6,754)            (34)            -        (1,338)
Exchange rate changes on cash                      -           (57)             82           (16)            9
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                (2,124)        4,643            (604)            -         1,915
Cash and cash equivalents at beginning
   of period                                  12,548         1,518             606             -        14,672
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                   $ 10,424      $  6,161         $     2         $   -      $ 16,587
                                         ============= ============= =============== ============= =============

                        Continental Global Group, Inc.

            Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2002

H.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2001:
Net cash provided by (used in)
   operating activities                   $   (7,200)     $  7,549         $  (727)        $  17    $     (361)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (638)           (162)            -          (800)
   Proceeds from sale of property,
     plant, and equipment                          -            54              42             -            96
   Acquisition of business                         -        (1,607)              -             -        (1,607)
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -        (2,191)           (120)            -        (2,311)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -         2,238             782             -         3,020
   Principal payments on long-term
     obligations                                   -          (761)            (36)            -          (797)
   Distributions for interest on
     senior notes                              6,373        (6,373)              -             -             -
   Intercompany loan activity                      -          (117)            117             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                        6,373        (5,013)            863             -         2,223
Exchange rate changes on cash                      -            12             (15)          (17)          (20)
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                  (827)          357               1             -          (469)
Cash and cash equivalents at beginning
   of period                                  16,257           565             120             -        16,942
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                  $  15,430      $    922         $   121         $   -     $  16,473
                                         ============= ============= =============== ============= =============

I.   Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 was effective January 1, 2002 and applies to all goodwill and other intangible assets recognized in the Company's statement of financial position, regardless of when those assets were initially recognized. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

                        Continental Global Group, Inc.

            Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2002

I.   Goodwill and Other Intangibles (Continued)

On January 1, 2002, the Company adopted SFAS No. 142. This Statement requires goodwill and other intangibles that have indefinite lives to be tested for impairment at least annually, using a two step process. The first step identifies if there is impairment using a fair-value-based test and the second step determines the amount of the impairment. Step one, which was completed in the second quarter of 2002, indicated potential impairment and, therefore, step two is in process to determine the amount of the impairment. Based on findings from step one, the Company expects to record a non-cash impairment write-down related to the goodwill from the acquisition of the Company's Australian subsidiary, which is part of the Company's conveyor equipment segment. This transition adjustment, which will be recorded in the fourth quarter of 2002 upon completion of the step two analysis, will be reported as a cumulative effect of a change in accounting principle.

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 had occurred in the first quarter of 2001:

                                              Three months ending               Nine months ending
                                                 September 30                      September 30
                                             2002             2001            2002             2001
                                       -------------------------------------------------------------------
Reported net loss                         $ (1,638,573)    $ (1,908,439)    $ (4,088,977)   $ (4,213,806)
Goodwill amortization, net of tax                    -           97,289                -         293,098
                                       -------------------------------------------------------------------
Adjusted net loss                         $ (1,638,573)    $ (1,811,150)    $ (4,088,977)   $ (3,920,708)
                                       ===================================================================

The carrying amounts and related accumulated amortization balances of the Company's other intangible assets as of September 30, 2002 and December 31, 2001 are listed below:

                                             September 30, 2002                  December 31, 2001
                                           Carrying       Accumulated         Carrying       Accumulated
                                            Amount        Amortization          Amount       Amortization
                                      ---------------- ----------------- ---------------- -----------------
Amortized intangible assets                 $ 493,442       $ (360,559)        $ 486,848       $ (264,976)
Unamortized intangible assets                 139,026                -           138,386                -

The change in goodwill reflected on the balance sheet from December 31, 2001 to September 30, 2002 resulted entirely from foreign currency translation. Unamortized intangible assets consist primarily of intangible assets related to a minimum pension liability for the Company's pension plan. Estimated amortization expense related to other intangible assets for each of the next five fiscal years is:

2002                  $ 113,146
2003                     27,810
2004                     26,360
2005                     26,360
2006                     17,117
                 ----------------
Total                 $ 210,793
                 ================

                        Continental Global Group, Inc.

            Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2002


J.   New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement, which is effective for exit or disposal activities that are initiated after December 31, 2002, is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K dated March 28, 2002.

General

The Company, through its subsidiaries, is primarily engaged in the manufacture and distribution of bulk material handling and replacement equipment, primarily for use in the mining industry. The Company is a holding company organized under the Delaware General Corporation law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company and Goodman Conveyor Company. The Company also owns indirectly all of the capital stock of (i) Continental Conveyor & Equipment Pty. Ltd., an Australian holding company that owns all of the capital stock of four Australian operating companies; (ii) Continental Conveyor Ltd., a U.K. operating company; and (iii) Continental MECO (Pty.) Ltd., a South African operating company. In July 2001, the Company acquired certain assets in Alabama from Lippert Tire & Axle, Inc ("Lippert acquisition"). The Company's existing Alabama operations of its manufactured housing products segment have been combined with the Lippert operations.

Mr. C. E. Bryant, Jr. has announced his retirement as of December 31, 2002. Effective November 4, 2002, the Company's Board of Directors appointed Mr. Robert W. Hale as President and CEO to succeed Mr. Bryant. Mr. Bryant will continue as a consultant to the Company.

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and nine months ended September 30, 2002 and 2001.

                                    Three months ended         Nine months ended
                                       September 30               September 30
                                 -------------------------- -------------------------
                                    2002         2001          2002         2001

Net sales                           100.0%       100.0%         100.0%       100.0%
Cost of products sold                85.0         86.2           83.2         83.7
Gross profit                         15.0         13.8           16.8         16.3
SG&A expenses                        10.4         10.0           11.5         10.9
Management fee                        0.2          0.2            0.3          0.3
Amortization expense                  0.1          0.3            0.1          0.3
Operating income                      4.3          3.3            4.9          4.8

Three months ended September 30, 2002, compared to three months ended September 30, 2001:

Net Sales
---------
Net sales were approximately $52.6 million for both the three months ended September 30, 2002 and 2001. In the domestic operations of the Company's conveyor equipment segment, net sales for the quarter decreased $5.6 million due to continued lower capital spending by the Company's major customers in the coal industry. In the foreign operations of the Company's conveyor equipment segment, net sales for the quarter increased $3.2 million. This increase was primarily attributable to increased sales at the Company's Australian and United Kingdom subsidiaries resulting from the shipment of new mining projects in the backlog at June 30, 2002. Net sales for the quarter in the Company's manufactured housing segment increased $2.4 million due to the Lippert acquisition and shipments to new customers.

Gross Profit
------------
Gross profit for the quarter increased $0.7 million, or 10%, from $7.2 million in 2001 to $7.9 million in 2002. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $1.4 million due to lower sales volume. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $1.5 million due to higher sales volume and improved margins at the Company's Australian subsidiary. Gross profit in the Company's manufactured housing segment increased $0.5 million due to increased sales and improved margins resulting from the Lippert acquisition and the subsequent consolidation in the fourth quarter of 2001 of the existing operations into the acquired facility. Gross profit in the other segment increased $0.1 million.

Gross profit as a percentage of sales increased from 13.8% in 2001 to 15.0% in 2002. This increase resulted from improved margins in the Australian subsidiary and the manufactured housing segment. In addition to improved margins on contracts, the gross profit percentage in the Australian subsidiary increased from 2001 to 2002 due to physical inventory adjustments made in 2001 that did not recur in 2002.

SG&A Expenses
-------------
SG&A expenses for the quarter increased $0.2 million, or 4%, from $5.2 million in 2001 to $5.4 million in 2002. The increase occurred in the foreign operations of the Company's conveyor equipment segment and was primarily due to increased marketing and insurance costs.

Operating Income
----------------
Operating income for the quarter increased $0.5 million, or 29%, from $1.7 million in 2001 to $2.2 million in 2002. This increase resulted from the $0.7 million increase in gross profit offset by the $0.2 million increase in SG&A expenses.

Nine months ended September 30, 2002, compared to nine months ended September 30, 2001:

Net Sales
---------
Net sales for the nine-month period increased $0.7 million, or less than 1%, from $143.5 million in 2001 to $144.2 in 2002. Net sales in the domestic operations of the Company's conveyor equipment segment decreased $18.6 million due to lower capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the Company's conveyor equipment segment increased $7.1 million. This increase in sales occurred in Australia and the United Kingdom and was the result of new mining projects for conveyor equipment. Net sales in the Company's manufactured housing segment increased $12.4 million due to the Lippert acquisition and shipments to new customers. Net sales in the other segment decreased $0.2 million.

Gross Profit
------------
Gross profit for the nine-month period increased $0.9 million, or 4%, from $23.4 million in 2001 to $24.3 million in 2002. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $3.8 million due to lower sales volume. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $3.2 million due to increased sales and improved margins at the Company's Australian subsidiary. Gross profit in the Company's manufactured housing segment increased $1.5 million due to increased sales and improved profit margins resulting from the Lippert acquisition and the subsequent consolidation of the existing operations into the acquired facility.

SG&A Expenses
-------------
SG&A expenses for the nine-month period increased $1.0 million, or 6%, from $15.6 million in 2001 to $16.6 million in 2002. SG&A expenses in the domestic and foreign operations of the Company's conveyor equipment segment increased $0.4 million and $0.6 million, respectively. The increase in the domestic operations resulted from higher advertising and travel expenses and increased general liability insurance costs. The increase in the foreign operations resulted from increased marketing and insurance costs.

Operating Income
----------------
Operating income for the nine-month period increased $0.3 million, or 4%, from $6.8 million in 2001 to $7.1 million in 2002. This increase resulted from the $0.9 million increase in gross profit and a $0.4 million decrease in amortization expense, offset by the $1.0 million increase in SG&A expenses.

Backlog
-------
Backlog at September 30, 2002 was $37.2 million, a decrease of $4.1 million, or 10%, from $41.3 million at December 31, 2001 and a decrease of $17.8 million or 32%, from $55.0 million at June 30, 2002. The decrease from June was attributable to decreases of $11.1 million and $6.7 million in the domestic and foreign operations of the Company's conveyor equipment segment, respectively. Management believes that approximately 55% of the backlog will be shipped in 2002.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $4.2 million and $(0.4) million for the nine months ending September 30, 2002 and 2001, respectively. The net cash provided by operating activities in 2002 resulted from a net loss of $4.1 million offset by a net decrease in operating assets and liabilities of $6.5 million and non-cash expenses such as depreciation, amortization, and deferred income taxes of $1.8 million. The net cash used in operating activities in 2001 resulted from a net loss of $4.2 million offset by a net decrease in operating assets and liabilities of $2.6 million and non-cash expenses of $1.2 million.

Net cash used in investing activities was $1.0 million and $2.3 million for the nine months ending September 30, 2002 and 2001, respectively. The net cash used in investing activities in 2002 represents net purchases of property, plant, and equipment. The net cash used in investing activities in 2001 resulted from net purchases of property, plant, and equipment of $0.7 and the acquisition of a business for $1.6 million.

Net cash provided by (used in) financing activities was $(1.3) million and $2.2 million for the nine months ending September 30, 2002 and 2001, respectively. Net cash used in financing activities in 2002 represents a net decrease in borrowings on notes payable of $0.6 million and principal payments on long-term obligations of $0.7 million. Net cash provided by financing activities in 2001 resulted from a net increase in borrowings on notes payable of $3.0 million offset by principal payments on long-term obligations of $0.8 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements. At September 30, 2002, the Company had cash and cash equivalents of approximately $16.6 million and approximately $9.1 million available for use under its domestic credit facility, representing approximately $25.7 million of liquidity.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholder's equity (deficit) of approximately $0.6 million and $(1.1) million for the nine months ended September 30, 2002 and 2001, respectively.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 was effective January 1, 2002 and applies to all goodwill and other intangible assets recognized in the Company's statement of financial position, regardless of when those assets were initially recognized. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

On January 1, 2002, the Company adopted SFAS No. 142. This Statement requires goodwill and other intangibles that have indefinite lives to be tested for impairment at least annually, using a two step process. The first step identifies if there is impairment using a fair-value-based test and the second step determines the amount of the impairment. Step one, which was completed in the second quarter of 2002, indicated potential impairment and, therefore, step two is in process to determine the amount of the impairment. Based on findings from step one, the Company expects to record a non-cash impairment write-down related to the goodwill from the acquisition of the Company's Australian subsidiary, which is part of the Company's conveyor equipment segment. This transition adjustment, which will be recorded in the fourth quarter of 2002 upon completion of the step two analysis, will be reported as a cumulative effect of a change in accounting principle.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement, which is effective for exit or disposal activities that are initiated after December 31, 2002, is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

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

                                       Interest Rate Sensitivity
                                 Principal Amount by Expected Maturity
                                         Average Interest Rate
                                                                                              Fair
                                                                                              Value,
(dollars in thousands)        2002    2003     2004     2005     2006   Thereafter    Total    9/30/02
---------------------------------------------------------------------------------------------------------

Long-Term Obligations,
   including current
   portion
     Fixed Rate                  $ -     $ -      $ -      $ -      $ -   $ 120,000 $ 120,000   $ 66,000
     Average interest rate       11%     11%      11%      11%      11%         11%


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

Item 4.    Controls and Procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:  Refer to the index of exhibits.

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CONTINENTAL GLOBAL GROUP, INC.

                                By:  /s/ Jimmy L. Dickinson
                                     Jimmy L. Dickinson

                                     Vice President and Chief Financial Officer
                                     (As duly authorized representative and as Principal Financial and Accounting Officer)

                                CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                                By:  /s/ Jimmy L. Dickinson
                                     Jimmy L. Dickinson

                                     Vice President - Finance (As duly
                                     authorized representative and as Principal
                                     Financial and Accounting Officer)

                                GOODMAN CONVEYOR COMPANY

                                By:  /s/ J. Mark Etchberger
                                     J. Mark Etchberger

                                     Controller (As duly authorized
                                     representative and as Principal Financial and Accounting Officer)


Date:  November 13, 2002

CERTIFICATIONS

I, Robert W. Hale, and I, Jimmy L. Dickinson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Continental Global Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Signature                                                            Title                         Date

/s/ Robert W. Hale                            President and Chief Executive Officer            November 13, 2002
-----------------------------------------
Robert W. Hale

/s/ Jimmy L. Dickinson                        Vice President and Chief Financial Officer       November 13, 2002
-----------------------------------------
Jimmy L. Dickinson

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits

   Exhibit
   Number     Description of Exhibit

    3.1
    (a)       Certificate of Incorporation of Continental Global Group,       *
              Inc., as currently in effect.

    (b) Certificate of Amendment of Certificate of Incorporation of Continental Global Group, Inc. (Filed as Exhibit 3.1(b) to the Company's Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.)

    3.2       By-Laws of Continental Global Group, Inc., as currently         *
              in effect.

    3.3       Certificate of Incorporation of Continental Conveyor &          *
              Equipment Company, as currently in effect.

    3.4       By-Laws of Continental Conveyor & Equipment Company, as         *
              currently in effect.

    3.5       Certificate of Incorporation of Goodman Conveyor Company,       *
              as currently in effect.

    3.6       By-Laws of Goodman Conveyor Company, as currently in effect.    *

    4.1       Indenture, dated as of April 1, 1997, among Continental         *
              Global Group, Inc., Continental Conveyor & Equipment
              Company, Goodman Conveyor Company, and the Trustee
              (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).

    10.1 Amended and Restated Credit Facility and Security Agreement, dated as of July 25, 2002, among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company.

    10.2      Management Agreement, dated as of April 1, 1997, between        *
              Continental Global Group, Inc. and Nesco, Inc.



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