Form 10-K
period 2002-12-31
GOODMAN CONVEYOR CO; CONTINENTAL GLOBAL GROUP INC; CONTINENTAL CONVEYOR & EQUIPMENT CO
filed 2003-03-31
CIK 1039786, 1039785, 24008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to __________________

                            Commission File No. 333-27665

                            CONTINENTAL GLOBAL GROUP, INC.
                 Exact Name of Registrant as Specified in its Charter)

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

Securities registered pursuant to Section 12(b) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2003 was $-0-.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 15, 2003, there were 100 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                         CONTINENTAL GLOBAL GROUP, INC.

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

 Item
 Number                                                                                                  Page
                                                                                                         Number
                                     PART I
      1        Business                                                                                         1
      2        Properties                                                                                       4
      3        Legal Proceedings                                                                                5
      4        Submission of Matters to a Vote of Security Holders                                              5
                                     PART II
      5        Market for Registrant's Common Stock and Related Stockholder Matters                             5
      6        Selected Financial Data                                                                          6
      7        Management's Discussion and Analysis of Financial Condition and Results of Operations            7
     7A        Quantitative and Qualitative Disclosures about Market Risk                                      14
      8        Financial Statements and Supplementary Data                                                     15
      9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            45
                                    PART III
     10        Directors and Executive Officers of the Registrant                                              45
     11        Executive Compensation                                                                          47
     12        Security Ownership of Certain Beneficial Owners and Management                                  48
     13        Certain Relationships and Related Transactions                                                  48
     14        Controls and Procedures                                                                         49
                                     PART IV
     15        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                50
               Signatures                                                                                      51
               Certifications                                                                                  53
               Index of Exhibits                                                                               55

                                     PART I




Item 1.  Business

General

Continental Global Group, Inc. (hereinafter referred to as the "Company"), through its subsidiaries, is primarily engaged in the manufacture and distribution of bulk material handling and replacement equipment, primarily for use in the mining industry. The Company is a holding company organized under the Delaware General Corporation law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company ("Continental") and Goodman Conveyor Company ("Goodman"). The Company also owns indirectly all of the capital stock of (i) Continental Conveyor & Equipment Pty. Ltd. ("CCE Pty. Ltd."), an Australian holding company that owns all of the capital stock of four Australian operating companies; (ii) Continental Conveyor Ltd., a U.K. operating company; and (iii) Continental MECO (Pty.) Ltd., a South African operating company. In July 2001, the Company acquired certain assets in Alabama from Lippert Tire & Axle, Inc ("Lippert acquisition"). The Company's existing Alabama operations of its manufactured housing products segment have been combined with the Lippert operations.

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 83.5%, 90.5%, and 87.9% of net sales for 2002, 2001, and 2000, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's manufactured housing products business, which comprised approximately 16.0%, 8.9%, and 10.8% of net sales for 2002, 2001, and 2000, respectively, manufactures and/or refurbishes axle components sold directly to the manufactured housing industry. As part of this segment, the Company also sells mounted tire and rim assemblies to the manufactured housing industry. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry. The manufacturing requirements for these products are generally compatible with conveyor equipment production and thus maximize utilization of the Company's manufacturing facilities for its primary products.

Approximately 67.3% or $124.6 million of the Company's 2002 net sales were generated in the United States, 17.5% or $32.4 million in the United Kingdom, 13.0% or $24.0 million in Australia, and 2.2% or $4.0 million in other countries.

Customers

The Company's conveyor equipment business segment markets its products worldwide through a variety of marketing channels with different customer focuses. The Company sells its mining equipment and bulk conveyor equipment products and services primarily to mining companies and other end users, original equipment manufacturers and engineering contractors. The Company sells its conveyor components products to original equipment manufacturers, engineering contractors and replacement part distributors, primarily in the following industries: aggregates, such as rock, gravel, glass and cement materials; coal processing and mining; pulp, paper and forest products; above ground hard rock and mineral mining; food and grains; and environmental, sewage and waste water treatment. The Company sells its engineered systems products and services primarily to contractors and end users for applications in coal processing and mining, pulp and paper, composting systems, grain handling, cement products, open-pit mining and tunneling. The Company markets its manufactured housing products business segment directly to the manufactured housing industry in the United States.

For the years ended December 31, 2002, 2001 and 2000, the Company did not have sales to any single customer which exceeded 10% of the Company's total net sales. Net sales to the Company's top five conveyor equipment customers represented approximately 19.5%, 30.5%, and 21.6% of the Company's total net sales for 2002, 2001 and 2000, respectively. Although the Company has preferred supplier arrangements with a number of its major customers pursuant to which the Company and such customers effectively operate on a long-term basis, such arrangements generally are not governed by long-term contracts and may be terminated by either party at any time. A substantial portion of the Company's sales is on a project by project basis.

Competition

The Company faces strong competition throughout the world in all of its product lines. The various markets in which the Company competes are fragmented into a large number of competitors, many of which are smaller businesses that operate in relatively specialized or niche areas. In addition, a number of the Company's competitors have financial and other resources greater than those of the Company. Competitive considerations vary for each business area, but generally include quality, price, reliability, availability and service.

Suppliers

The primary raw materials used by the Company to produce its products are steel and miscellaneous purchased parts such as bearings, electric motors and gear reducers. All materials are readily available in the marketplace. The Company is not dependent upon any single supplier for any materials essential to its business or that are not otherwise commercially available. The Company has been able to obtain an adequate supply of raw materials and no shortage of raw materials is currently anticipated.

Backlog

Backlog at December 31, 2002, was $42.1 million, an increase of $0.8 million, or 2% from $41.3 million at December 31, 2001. Backlog at the Company's foreign subsidiaries increased by $4.9 million and backlog at the Company's domestic subsidiaries decreased by $4.1 million. The Company expects to ship approximately 95% of its backlog in 2003.

Employees

As of December 31, 2002, the Company had approximately 1,200 employees, approximately 700 of whom were located in the United States. Approximately 150 of the employees at the Company's Winfield, Alabama facility are represented by The United Steelworkers of America Union and are covered by a four year collective bargaining agreement that expires in 2006. Approximately 90 production employees at the Company's Australian subsidiary are covered by collective bargaining agreements; one of these agreements, covering 45 employees, expires in 2003. Approximately 230 of the production employees at the Company's United Kingdom and South African facilities are covered by annual collective bargaining agreements that expire in 2003. The Company expects negotiations for new agreements to begin in the second quarter of 2003. The Company has not experienced any work stoppages since 1971 and believes its relations with its employees are good.

Environmental and Health and Safety Matters

The Company is subject to a variety of environmental standards imposed by federal, state, local and foreign environmental laws and regulations. The Company is also subject to the federal Occupational Health and Safety Act and similar foreign and state laws. The Company periodically reviews its procedures and policies for compliance with environmental and health and safety laws and regulations and believes that it is in substantial compliance with all such material laws and regulations applicable to its operations. Historically the costs of compliance with environmental, health and safety requirements have not been material to the Company.

Item 2.  Properties

The Company conducts its operations through the following primary facilities:

                                            Approximate                                         Owned/
Location                                   Square Footage        Principal Function             Leased

United States:
   Winfield, Alabama                             220,000     Headquarters, manufacturing        Owned
   Belton, South Carolina                        191,000     Administration, manufacturing      Owned
   Salyersville, Kentucky                        111,000     Manufacturing                      Owned
   Pueblo, Colorado                               75,600     Manufacturing                      Owned
   Eatonton, Georgia                              22,000     Manufacturing, warehouse           Leased(1)
   Phil Campbell, Alabama                         47,000     Administration, manufacturing      Owned

Australia:
   Somersby, New South Wales                      49,655     Administration, engineering,       Owned
                                                               sales, and manufacturing
   Mackay, Queensland                             32,000     Manufacturing, and installation    Leased(2)
                                                               support
   Minto,  New South Wales                        23,024     Manufacturing                      Owned

England
   Gateshead, UK                                 234,810     Administration, engineering,       Leased(3)
                                                               sales, and manufacturing

South Africa
   Alrode, South Africa                           24,456     Administration, engineering,       Leased(4)
                                                               sales, and manufacturing
   -----------

(1) Expires in October 2003. The Company holds an option to buy such property at the end of the lease term.
(2)      Current lease is month to month.
(3) Expires in August 2003 with option to renew for additional five years with option to purchase at market value.
(4) Expires in May 2003. The Company has an option to renew for two years until May 2005.

In addition to the foregoing facilities, the Company has a number of leased warehouses and field sales offices in various locations throughout the United States and Australia. The Company believes that substantially all of its property and equipment is in a condition appropriate for its operations and that it has sufficient capacity to meet its current operational needs. Each of the Company-owned United States facilities is subject to a mortgage securing payment of indebtedness under the Revolving Credit Facility. In addition, the Company's owned facilities in Australia are subject to mortgage securing payment of indebtedness under the Australian Revolving Credit Facility. See Note F, "Financing Arrangements," to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

The Company is not a party to any pending legal proceeding which it believes could have a material adverse effect upon its results of operations or financial condition, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, N.E.S. Investment Co., the Company's sole stockholder, by written consent, elected all members of the Company's Board of Directors. See Part III, Item 10.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company is a direct wholly-owned subsidiary of N.E.S. Investment Co. There is no established public trading market for the Company's common stock. As of March 15, 2003, the Company had one stockholder. The Company paid no dividends in 2002 or 2001. See Note F, "Financing Arrangements", to the Consolidated Financial Statements, Part II, Item 8, for limitations on dividends.

Item 6.  Selected Financial Data

The following table presents selected financial and operating data of the Company for each of the five years in the period ended December 31, 2002. The data should be read in conjunction with the Consolidated Financial Statements and related Notes included in this report on Form 10-K.

                                               2002        2001        2000         1999        1998
                                           --------------------------------------------------------------
                                                          (Data in 000's, except ratios)
Income Statement Data:
Net sales                                    $ 184,976    $192,711    $168,178     $213,997    $253,873
Gross profit                                    29,774      30,155      26,526       31,764      42,936
Operating income                                 6,645       7,698       3,592        5,316      14,331
Interest expense                                15,407      15,787      15,826       15,225      14,658
Income (loss) before cumulative effect of
change in accounting principle                  (8,692)     (6,916)    (13,114)      (8,728)      1,175
Net income (loss) (1)                          (12,542)     (6,916)    (13,114)      (8,728)      1,175

Other Data:
Depreciation and amortization                    2,283       2,884       3,077        3,550       3,393
Operating cash flows                            (1,560)        268      (6,458)     (12,261)      8,592
EBITDA (2)                                       9,454      10,090       7,152       10,240      18,912
Ratio of earnings to fixed charges (3)               -           -          -            -         1.08

Balance Sheet Data:
Cash and cash equivalents                        5,635      14,672      16,942       18,300      26,351
Total assets                                    89,667     108,772     110,136      122,903     145,757
Long-term debt, including current portion      122,887     123,557     124,722      126,028     123,322
Stockholder's equity (deficit)                 (82,721)    (68,845)    (61,063)     (45,878)    (37,506)


(1)   In 2002, the Company adopted Statement of Financial Accounting Standards
      (SFAS) No. 142, "Goodwill and Other Intangible Assets," and as a result no longer amortizes goodwill. Net loss in 2002 includes a non-cash goodwill impairment write-down recorded as a cumulative effect of change in accounting principle of $3,850. Net income (loss) for 2001, 2000, 1999, and 1998 includes goodwill amortization expense, net of tax, of $431, $431, $439, and $463, respectively.

(2) EBITDA represents earnings before interest, taxes, depreciation, amortization, accounting changes, extraordinary items, restructuring charges, and bond repurchase expenses. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP").
      While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating, investing and financing activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as an indication of a company's ability to incur and service debt. EBITDA is calculated as follows for the years ending December 31:

                                                 2002        2001         2000         1999        1998
                                             ----------- ------------ ------------ ----------- ------------
       Net income (loss)                      $ (12,542) $  (6,916)   $ (13,114)   $  (8,728)  $   1,175
       Interest expense, net                     15,220     15,148       14,794       14,312      13,090
       Income tax expense (benefit)                   3     (1,497)       1,914            -         127
       Depreciation expense                       2,166      2,250        2,467        2,932       2,729
       Amortization expense                         117        634          610          618         664
       Accounting changes                         3,850          -            -            -           -
       Restructuring charges                        640          -          481        1,106       1,127
       Bond repurchase expenses                       -        471            -            -           -
                                             ----------- ------------ ------------ ----------- ------------
       EBITDA                                  $  9,454   $ 10,090     $  7,152     $ 10,240    $ 18,912
                                             =========== ============ ============ =========== ============

(3) Earnings consist of income before income taxes and accounting changes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of rent expense from operating leases, which management believes is a reasonable approximation of an interest factor. Earnings were inadequate to cover fixed charges in the years ended December 31, 2002, 2001, 2000 and 1999 by $8,689, $8,413,
      $11,200, and $8,728, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, on a comparative basis, certain income statement data as a percentage of net sales for the fiscal years ended December 31, 2002, 2001, and 2000.

                                                                        Year ended December 31
                                                          ---------------------------------------------------
                                                               2002              2001             2000

Net sales                                                       100.0%           100.0%            100.0%
Cost of products sold                                            83.9             84.4              84.2
Gross profit                                                     16.1             15.6              15.8
SG&A expenses                                                    11.8             11.0              12.8
Management fee                                                    0.3              0.3               0.2
Amortization expense                                              0.1              0.3               0.4
Restructuring charge                                              0.3              -                 0.3
Operating income                                                  3.6              4.0               2.1

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales
Net sales decreased $7.7 million, or 4%, from $192.7 million in 2001 to $185.0 million in 2002. Net sales in the domestic operations of the Company's conveyor equipment segment decreased $29.8 million due to continued lower capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the conveyor equipment segment increased $9.9 million. This increase was attributable to increases in sales in the Company's Australian and United Kingdom subsidiaries of $5.9 million and $5.0 million, respectively, offset by a decrease in sales of $1.0 million in the South African subsidiary. The increases in sales in Australia and the United Kingdom resulted from the shipment of new mining and tunneling projects. Net sales in the Company's manufactured housing segment increased $12.4 million due to the acquisition from Lippert Tire & Axle Inc. in July 2001 and shipments to new customers. Net sales in the Company's other segment decreased $0.2 million.

Gross Profit
Gross profit decreased $0.4 million, or 1%, from $30.2 million in 2001 to $29.8 million in 2002. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $7.1 million due to lower sales volume. Gross profit in the foreign operations of the conveyor equipment segment increased $4.9 million due to higher sales volume and improved margins in the Company's Australian subsidiary. Gross profit in the manufactured housing segment increased $1.8 million due to increased sales and improved margins resulting from the Lippert acquisition and the subsequent consolidation in the fourth quarter of 2001 of the existing operations into the acquired facility.

SG&A Expenses
SG&A expenses increased $0.6 million, or 3%, from $21.3 million in 2001 to $21.9 million in 2002. The increase primarily resulted from increases in the foreign subsidiaries due to higher marketing and insurance costs.

Operating Income
Operating income decreased $1.1 million, or 14%, from $7.7 million in 2001 to $6.6 million in 2002. The decrease resulted from the $0.4 million decrease in gross profit combined with the $0.6 million increase in SG&A expenses and a $0.6 million increase in restructuring charges, offset by a $0.5 million decrease in amortization expense. The decrease in amortization expense resulted from a change in the method of accounting for goodwill due to the Company's adoption on January 1, 2002 of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

Restructuring Charges
The Company incurred restructuring charges of approximately $0.6 million in 2002 related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel. As part of this restructuring, during 2003 the Company plans to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The Company expects the additional cost of this restructuring to be approximately $0.5 million. These charges consist primarily of severance and relocation costs and will be expensed as incurred. As of December 31, 2002, the Company has paid less than $0.1 million of the charges incurred to date.

The Company incurred restructuring charges of approximately $0.5 million in 2000 related to reductions in office staff and facilities in its Australian subsidiary and the consolidation of facilities in the United Kingdom following the August 1998 acquisition of Huwood International. All accruals for these restructuring charges have been fully utilized.

Goodwill
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

Goodwill and other intangibles that have indefinite lives will be tested for impairment at least annually, using a two step process. The first step identifies if there is impairment using a fair-value-based test and the second step determines the amount of the impairment. The Company engaged the assistance of independent valuation experts to perform the initial analysis as of January 1, 2002 as well as the annual impairment test. The impairment tests were conducted using a discounted cash flow valuation model, incorporating an appropriate discount rate for the risks associated with the reporting unit. Based on findings from the initial impairment test as of January 1, 2002, the Company concluded that the carrying value of its Australian reporting unit (part of the Company's conveyor equipment segment) exceeded its estimated fair value and the Company recorded a non-cash impairment write-down for goodwill of approximately $3.9 million. This transition adjustment was reported as a cumulative effect of a change in accounting principle. If the Company had adopted SFAS No. 142 on January 1, 2000, net loss for the years ended December 31, 2001 and 2000 would have been approximately $6.5 million and $12.7 million, respectively. The results of the annual impairment test completed in the fourth quarter of 2002 indicated that there was no further impairment.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales
Net sales increased $24.5 million, or 15%, from $168.2 million in 2000 to $192.7 million in 2001, primarily due to an increase in sales volume. Net sales in the Company's domestic operations of the conveyor equipment segment increased $16.7 million primarily due to increased spending by the Company's mining equipment customers for replacement equipment and capital projects. Net sales in the Company's foreign operations of the conveyor equipment segment increased $9.8 million, primarily due to increases in the Company's United Kingdom and South African subsidiaries of $8.6 million and $1.4 million, respectively. The increase in the United Kingdom resulted from increases in sales of standard manufactured products and complete conveyor systems. The increase in South Africa was due to an increase in the standard manufactured products business. Net sales in the Company's manufactured housing segment decreased $0.9 million, or 5% from $18.1 million in 2000 to $17.2 million in 2001. While production and shipments in the manufactured housing industry decreased 23% from 2000 to 2001, sales in the Company's manufactured housing segment were favorably impacted as a result of the acquisition from Lippert Tire & Axle Inc. in July 2001. Net sales in the Company's other segment decreased $1.1 million.

Gross Profit
Gross profit increased $3.7 million, or 14%, from $26.5 million in 2000 to $30.2 million in 2001. Gross profit in the domestic operations of the conveyor equipment segment increased $2.0 million primarily due to the increased sales volume in the mining equipment business. Gross profit in the foreign operations of the conveyor equipment segment increased $1.4 million. Gross profit in the Company's United Kingdom and South African subsidiaries increased $3.9 million and $0.2 million, respectively, due to the increase in sales volume and improved profit margins. This was offset by a decrease in gross profit in the Company's Australian subsidiary of $2.7 million. As a result of a physical inventory conducted by the Company's Australian subsidiary in July 2001, the Company incurred a charge to cost of products sold of approximately $0.8 million; in the fourth quarter, due to the bankruptcy of a large insurance company, the Company wrote off approximately $0.5 million of a previously approved claim which the Company may not be able to collect. The decline in gross profit in Australia was also a result of lower margins on contracts. Gross profit in the manufactured housing segment increased $0.6 million due to improved profit margins resulting from the acquisition in July 2001 and the subsequent consolidation of the existing operations into the acquired facility. Gross profit in the Company's other segment decreased $0.3 million.

SG&A Expenses
SG&A expenses decreased $0.2 million, or 1%, from $21.5 million in 2000 to $21.3 million in 2001. The decrease was primarily the result of the favorable impact of the restructuring initiatives in the foreign operations of the Company's conveyor equipment segment.

Operating Income
Operating income increased $4.1 million, or 114%, from $3.6 million in 2000 to $7.7 million in 2001. The increase in operating income was the result of the $3.7 million increase in gross profit combined with reductions in SG&A expenses and restructuring charges of $0.2 million and $0.4 million, respectively, offset by an increase in management fees of $0.2 million.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $(1.6), $0.3 million, and $(6.5) million for the years ending December 31, 2002, 2001, and 2000, respectively. The decrease in operating cash flows from 2001 to 2002 is primarily the result of the increase in the net loss. Net cash used in operating activities in 2002 resulted from the current year net loss of $12.5 million offset by significant non-cash expenses of $7.1 million and a net decrease in operating assets of $3.8 million. Net cash provided by operating activities in 2001 represents the net loss of $6.9 million offset by significant non-cash expenses of $2.9 million and a net decrease in operating assets of $4.3 million. Net cash used in operating activities in 2000 represents the net loss offset by significant non-cash expenses, such as depreciation, amortization, deferred income taxes, and provisions for doubtful accounts.

Net cash used in investing activities was $1.2 million, $2.5 million, and $1.4 million for the years ending December 31, 2002, 2001 and 2000, respectively. Net cash used in investing activities in 2002 and 2000 represents net purchases of property, plant, and equipment. Net cash used in investing activities in 2001 includes net purchases of property, plant, and equipment of $0.9 million and the acquisition from Lippert Tire & Axle for $1.6 million.

Net cash provided by (used in) financing activities was $(6.3) million, $0.02 million, and $6.5 million for the years ending December 31, 2002, 2001, and 2000, respectively. Net cash used in financing activities in 2002 resulted from a net decrease in borrowings on notes payable of $5.4 million and principal payments on long-term obligations of $0.9 million. Borrowings on notes payable at the Company's domestic subsidiaries decreased $6.4 million while borrowings on notes payable at the Company's foreign subsidiaries increased $1.0 million. Net cash provided by financing activities in 2001 represents a net increase in borrowings on notes payable of $1.05 million offset by principal payments on long-term obligations of $1.03 million. Net cash provided by financing activities in 2000 was the result of a $7.4 million net increase in borrowings on notes payable and $0.7 million in proceeds from long-term obligations, offset by $1.6 million of principal payments on long-term obligations. The Company's domestic subsidiaries account for $6.3 million of the net increase in borrowings on notes payable. The proceeds from long-term obligations were used for the construction of a new idler line at the Company's domestic operations.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company anticipates that capital expenditures in 2003 will approximate those made in 2002. The Company anticipates that its debt service requirements in 2003 (not including principal obligations under the Company's credit facilities) will be approximately $16.0 million. In addition, as of December 31, 2002, the Company's domestic and foreign credit facilities had outstanding principle balances of approximately $8.1 million and $3.2 million, respectively.

At December 31, 2002, the Company was in violation of certain of its covenants under the domestic credit facility, but it has received a waiver of these violations through the facility's maturity date. The Company's domestic credit facility matures on June 30, 2003. The Company has maintained a credit facility with its primary domestic bank since 1989 and is currently in negotiations with the bank to extend the facility. Although no assurance can be given regarding the Company's ability to enter into a new or revised facility, the Company expects to finalize negotiations for an extension to the credit facility in the second quarter of 2003. Failure to successfully complete negotiations of an extension to its domestic credit facility could materially impact the Company's ability to meet its debt service requirements.

The credit facility of the Company's United Kingdom subsidiary matured on December 31, 2002 but the Company continues to operate under the existing facility while negotiating the terms of a new credit facility. The credit facility of the Company's Australian facility matures on August 31, 2003 and the Company expects to finalize negotiations for a new agreement in the second quarter of 2003.

At December 31, 2002, the Company had cash and cash equivalents of approximately $5.6 million and approximately $10.0 million available for use under its domestic credit facility, representing approximately $15.6 million of liquidity. Assuming the Company is able to successfully negotiate extensions of its credit facilities, the Company expects current financial resources (working capital and available bank borrowings) and anticipated funds from operations to be adequate to meet current cash requirements.

The table below summarizes the Company's contractual payments under debt agreements, capital leases, operating leases, and material purchase obligations as of December 31, 2002:

                                                                  Payments due by period
                                              ---------------------------------------------------------------
                                                                Less than
(dollars in thousands)                            Total           1 year       1 - 3 years     3 - 5 years
                                              --------------- --------------- --------------- ---------------

Notes payable                                    $   11,286       $ 11,286          $     -      $       -
Senior Notes                                        120,000              -                -        120,000
Other long-term debt obligations                      2,708            933            1,775              -
Capital leases                                          179             77               74             28
Operating leases                                        787            584              198              5
Purchase obligations                                  2,053          1,779              274              -
                                              --------------- --------------- --------------- ---------------
Total                                             $ 137,013       $ 14,659          $ 2,321      $ 120,033
                                              =============== =============== =============== ===============


International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholder's equity of approximately $0.4 million and $(0.9) million for the years ended December 31, 2002 and 2001, respectively.

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company evaluates its estimates on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our significant accounting policies are described in Note B to the consolidated financial statements included in Item 8 of this Form 10-K.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition
The Company recognizes revenue from sales at the time of shipment. Net sales include external freight billed to customers and the related costs are included in cost of sales.

Warranty Costs
New manufactured products sold are generally covered by a warranty for periods ranging from six months to two years. Goods purchased for resale normally carry the warranty of the respective manufacturer. The Company records a warranty reserve for estimated costs to satisfy warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences changes in warranty claims activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly.

Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses based upon its evaluations of the probability of collection. The Company evaluates the allowance for doubtful accounts based on the length of time the receivables are past due, historical collection experience, and customer credit-worthiness. In cases where the Company is aware of circumstances that may impair the collectibility of accounts receivable from a specific customer, the Company may record a specific allowance against the amount due from such customer.

Inventories
The Company's inventories consists of raw material, manufactured and purchased parts, and work in process. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The value of a portion of the inventories is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. The Company provides allowances for excess and obsolete inventory based on the age and quality of its products.

Employee Benefit Plans
The Company accounts for it's defined benefit pension plan using Statement of Financial Accounting Standards No. 87, ("SFAS No. 87"). Annual pension benefits under the Company's defined benefit plan are calculated by third party actuaries using standard actuarial methodologies. Significant assumptions used in the valuation of pension benefits include expected return on plan assets, discount rate, and any plan amendments. As a result of continuing declines in interest rates and the market value of the Company's defined benefit pension plan assets, the Company was required to increase the minimum pension liability at December 31, 2002 by $1.9 million. This adjustment did not impact current earnings. For further details regarding the Company's defined benefit pension plan, see Note H to the consolidated financial statements.

Deferred Taxes
Deferred income taxes reflect the timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. At December 31, 2002, the Company had a valuation allowance of approximately $8.3 million against its deferred tax assets.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the recognition of the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company adopted this Statement effective January 1, 2003. The adoption of this Statement is not expected to have a significant impact on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement effective January 1, 2003. The effect of adoption had no impact on the Company's financial condition or results of operations.

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

In addition, the Company's future results of operations, financial condition, liquidity and capital resources could be materially adversely affected by, among other things, the economic and political uncertainties relating to the war in Iraq and the risk of prolonged economic recession resulting from such hostilities.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates for debt obligations as of December 31, 2002 and 2001.

                                         Interest Rate Sensitivity
                                   Principal Amount by Expected Maturity
                                           Average Interest Rate
                                          (dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                                                                     Fair
                                                                                                     Value,
As of December 31, 2002:       2003      2004     2005     2006       2007   Thereafter    Total    12/31/02
------------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
     Fixed Rate                $ 921  $ 1,668     $ 95       $-  $ 120,000         $ -  $ 122,684   $ 68,779
     Average interest rate       11%      11%      11%      11%        11%

     Variable Rate              $ 12     $ 12       $-       $-         $-         $ -       $ 24       $ 24
     Average interest rate       19%      19%


                                                                                                  Fair
                                                                                                  Value,
As of December 31, 2001:      2002      2003     2004     2005     2006   Thereafter    Total    12/31/01
---------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
     Fixed Rate              $ 1,146   $ 441  $ 1,666     $ 95       $-   $ 120,000 $ 123,348    $56,308
     Average interest rate       11%     11%      11%      11%      11%         11%

     Variable Rate               $ 7     $ 8     $ 10      $ -      $ -         $ -      $ 25       $ 25
     Average interest rate       14%     14%      14%



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

Item 8.  Financial Statements and Supplemental Data

The Report of Independent Auditors and the Consolidated Financial Statements of Continental Global Group, Inc. for each of the three years in the period ended December 31, 2002 are included herein.

                         Report of Independent Auditors


To the Stockholder
Continental Global Group, Inc.

We have audited the accompanying consolidated balance sheets of Continental Global Group, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Global Group, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As explained in Note D to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.


                                                     /s/ Ernst & Young LLP

Cleveland, Ohio
March 28, 2003

                         Continental Global Group, Inc.

                           Consolidated Balance Sheets



                                                                                  December 31
                                                                    -----------------------------------------
                                                                           2002                 2001
Assets:
Current assets:
   Cash and cash equivalents                                           $    5,635,042       $   14,671,806
   Accounts receivable, less allowance for doubtful accounts of
     $1,053,588 in 2002 and $885,851 in 2001                               25,634,100           32,050,919
   Inventories                                                             27,752,503           26,572,726
   Deferred income taxes                                                       25,893                    -
   Other current assets                                                     1,959,369            1,745,684
                                                                    -------------------- --------------------
Total current assets                                                       61,006,907           75,041,135

Property, plant and equipment                                              28,681,527           26,142,796
Less accumulated depreciation                                              15,800,206           13,048,973
                                                                    -------------------- --------------------
                                                                           12,881,321           13,093,823

Goodwill                                                                   13,155,269           16,799,894
Deferred financing costs                                                    2,209,584            2,729,487
Deferred income taxes                                                               -              718,862
Other assets                                                                  414,400              388,705
                                                                    -------------------- --------------------
                                                                         $ 89,667,481        $ 108,771,906
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                         $ 11,285,602        $  16,306,471
   Trade accounts payable                                                  20,039,041           18,895,554
   Accrued compensation and employee benefits                               4,974,168            4,659,416
   Accrued interest on senior notes                                         3,300,000            3,300,000
   Deferred income taxes                                                            -            1,235,922
   Other accrued liabilities                                                6,696,110            9,185,735
   Current maturities of long-term obligations                              1,010,032            1,298,522
                                                                    -------------------- --------------------
Total current liabilities                                                  47,304,953           54,881,620

Pension obligations                                                         2,645,640              476,864
Deferred income taxes                                                         561,420                    -
Senior notes                                                              120,000,000          120,000,000
Other long-term obligations, less current maturities                        1,876,928            2,258,082

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (77,654,146)         (65,111,800)
   Accumulated other comprehensive loss                                    (7,061,002)          (5,726,548)
                                                                    -------------------- --------------------
                                                                          (82,721,460)         (68,844,660)
                                                                    -------------------- --------------------
                                                                         $ 89,667,481        $ 108,771,906
                                                                    ==================== ====================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Operations


                                                                      Year ended December 31
                                                     ----------------------------------------------------------
                                                            2002               2001                2000

Net sales                                                $ 184,975,955       $ 192,710,850     $ 168,178,263
Cost of products sold                                      155,201,713         162,555,442       141,652,633
                                                     ------------------- ------------------ -------------------
Gross profit                                                29,774,242          30,155,408        26,525,630
Operating expenses:
   Selling and engineering                                  13,085,675          12,540,052        12,572,872
   General and administrative                                8,816,821           8,726,441         8,919,150
   Management fee                                              469,922             556,933           350,978
   Amortization expense                                        116,651             634,068           609,629
   Restructuring charges                                       639,909                   -           481,192
                                                     ------------------- ------------------ -------------------
Total operating expenses                                    23,128,978          22,457,494        22,933,821
                                                     ------------------- ------------------ -------------------
Operating income                                             6,645,264           7,697,914         3,591,809
Other expenses:
   Interest expense                                         15,407,469          15,786,984        15,825,845
   Interest income                                            (187,870)           (638,791)       (1,032,425)
   Miscellaneous, net                                          114,165             963,205            (1,961)
                                                     ------------------- ------------------ -------------------
Total other expenses                                        15,333,764          16,111,398        14,791,459
                                                     ------------------- ------------------ -------------------
Loss before income taxes and cumulative effect of
   change in accounting principle                           (8,688,500)         (8,413,484)      (11,199,650)
Income tax expense (benefit)                                     3,846          (1,497,651)        1,914,731
                                                     ------------------- ------------------ -------------------
Loss before cumulative effect of change in
   accounting principle                                     (8,692,346)         (6,915,833)      (13,114,381)
Cumulative effect of change in accounting principle         (3,850,000)                  -                 -
                                                     ------------------- ------------------ -------------------

Net loss                                                $  (12,542,346)     $   (6,915,833)   $  (13,114,381)
                                                     =================== ================== ===================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

               Consolidated Statements of Stockholder's Equity (Deficit)





                                                                            Accumulated
                                                                               Other
                                  Common       Paid-in     Accumulated     Comprehensive
                                   Stock       Capital       Deficit       Income (Loss)       Total
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 1999        $ 500    $ 1,993,188  $ (45,081,586)   $ (2,789,977)   $ (45,877,875)

Comprehensive loss:
   Net loss                             -              -    (13,114,381)             -       (13,114,381)
   Foreign currency
     translation adjustment             -              -             -       (2,070,931)      (2,070,931)
                                                                                           ---------------
Total comprehensive loss                                                                     (15,185,312)
Change in par value of stock         (499)           499             -               -                -
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2000             1     1,993,687    (58,195,967)     (4,860,908)     (61,063,187)
Comprehensive loss:
   Net loss                             -              -     (6,915,833)              -       (6,915,833)
   Cumulative effect upon
     adoption of SFAS 133, net
     of tax                             -              -              -          55,736           55,736
   Unrealized losses on cash
     flow hedges, net of tax            -              -              -        (176,612)        (176,612)
   Reclassification into
     earnings                           -              -              -         120,876          120,876
   Foreign currency
     translation adjustment             -              -              -        (865,640)        (865,640)
                                                                                           ---------------
Total comprehensive loss                                                                      (7,781,473)
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2001            1      1,993,687    (65,111,800)     (5,726,548)     (68,844,660)
Comprehensive loss:
   Net loss                             -              -    (12,542,346)              -      (12,542,346)
   Foreign currency
     translation adjustment             -              -              -         445,061          445,061
   Minimum pension liability
     adjustment                         -              -              -      (1,779,515)      (1,779,515)
                                                                                           ---------------
Total comprehensive loss                                                                     (13,876,800)
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2002      $     1    $ 1,993,687  $ (77,654,146)   $ (7,061,002)   $ (82,721,460)
                                 =========== ============ =============== ================ ===============

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Cash Flows


                                                                         Year ended December 31
                                                           ---------------------------------------------------
                                                                2002              2001             2000
Operating activities:
   Net loss                                                  $ (12,542,346)    $ (6,915,833)    $ (13,114,381)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Provision for depreciation and amortization                 2,283,227        2,883,820         3,076,778
     Amortization of deferred financing costs                      519,903          519,902           519,902
     Cumulative effect of change in accounting principle         3,850,000                -                 -
     Deferred income taxes                                               -       (1,502,074)        1,885,591
     Provision for doubtful accounts                               453,738        1,004,071         1,617,501
     Loss (gain) on disposal of assets                              26,042          (18,161)            6,867
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                7,361,266       (5,370,516)         (966,740)
       Decrease (increase) in inventories                         (728,139)       2,162,960         2,515,947
       Decrease (increase) in other assets                         (50,606)      (1,175,723)        1,185,269
       Increase (decrease) in accounts payable and other
         liabilities                                            (2,733,479)       8,679,654        (3,184,710)
                                                           ---------------- ----------------- ----------------
Net cash provided by (used in) operating activities             (1,560,394)         268,100        (6,457,976)
                                                           ---------------- ----------------- ----------------

Investing activities:
   Purchases of property, plant, and equipment (PP&E)           (1,280,466)        (957,761)       (1,494,957)
   Proceeds from disposals of PP&E                                  53,943          112,851           122,397
   Acquisition of business                                               -       (1,606,806)               -
                                                           ---------------- ----------------- ----------------
Net cash used in investing activities                           (1,226,523)      (2,451,716)       (1,372,560)
                                                           ---------------- ----------------- ----------------

Financing activities:
   Net increase (decrease) in borrowings on notes payable       (5,380,102)       1,046,982         7,377,782
   Proceeds from long-term obligations                                   -                -           775,887
   Principal payments on long-term obligations                    (902,671)      (1,026,035)       (1,634,659)
                                                           ---------------- ----------------- ----------------
Net cash provided by (used in) financing activities             (6,282,773)          20,947         6,519,010
Effect of exchange rate changes on cash                             32,926         (107,474)          (46,135)
                                                           ---------------- ----------------- ----------------
Decrease in cash and cash equivalents                           (9,036,764)      (2,270,143)       (1,357,661)
Cash and cash equivalents at beginning of year                  14,671,806       16,941,949        18,299,610
                                                           ---------------- ----------------- ----------------
Cash and cash equivalents at end of year                      $  5,635,042     $ 14,671,806      $ 16,941,949
                                                           ================ ================= ================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002


A.   Organization

Continental Global Group, Inc. (the "Company") was formed on February 4, 1997, for the purpose of owning all of the common stock of Continental Conveyor & Equipment Company ("CCE") and Goodman Conveyor Company ("GCC"). The Company, which is a holding company with limited assets and operations other than its investments in its subsidiaries, is owned 100% by N.E.S. Investment Co.

Prior to January 1, 1997, CCE and GCC were limited partnerships under common control by NES Group, Inc. (the parent company of N.E.S. Investment Co.), the 99% limited partner. Effective January 1, 1997, NES Group, Inc., transferred its interest in the limited partnerships to CCE and GCC. Effective February 1997, NES Group, Inc. transferred to the Company all of the outstanding capital stock of CCE and GCC.

B.   Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
The Company recognizes revenue from sales at the time of shipment. Net sales include external freight billed to customers and the related costs are included in cost of sales. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments.

Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventories
Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 63% and 68% of inventories at December 31, 2002 and 2001, respectively, is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,457,000 and $1,141,000 at December 31, 2002 and 2001, respectively. As a result of a physical inventory conducted by the Company's Australian subsidiary in July 2001, the Company incurred a charge in the third quarter of 2001 to cost of products sold of approximately $757,000.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



B.   Significant Accounting Policies - Continued

Impairment of Long-Lived Assets
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except goodwill, and those to be disposed of by sale or otherwise. Long-lived assets, other than goodwill, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. The asset would be considered impaired when the Company's estimate of future undiscounted cash flows over the assets remaining estimated useful life is less than the asset's carrying value. Measurement of the amount of impairment may be based on appraisal, market values of similar assets, or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Warranty Costs
The Company's products are generally covered by warranties against defects in material and workmanship for periods up to two years from the date of sale or installation of the product. The Company records a provision for estimated warranty cost based on actual experience and continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. A summary of accrued warranty costs follows:

                                                2002             2001
                                          ----------------- ----------------
Balance as of January 1                      $   768,313         $ 778,003
Warranties issued during the year              1,293,518           810,272
Settlements made during the year                (420,257)         (813,378)
Effect of exchange rate changes                   36,428            (6,584)
                                          ----------------- ----------------
Balance as of December 31                    $ 1,678,002         $ 768,313
                                          ================= ================

Restructuring Charges
The Company incurred restructuring charges of approximately $640,000 in 2002 related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel. As part of this restructuring, during 2003 the Company plans to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The Company expects the additional cost of this restructuring to be approximately $500,000. These charges consist primarily of severance and relocation costs and will be expensed as incurred. As of December 31, 2002, the Company has paid approximately $25,000 of the charges incurred to date.

The Company incurred restructuring charges of approximately $481,000 in 2000 related to reductions in office staff and facilities in its Australian subsidiary and the consolidation of facilities in the United Kingdom following the August 1998 acquisition of Huwood International. All accruals for these restructuring charges have been fully utilized.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



B.   Significant Accounting Policies - Continued

Advertising Expense
The cost of advertising is expensed as incurred. The Company incurred approximately $644,000, $635,000, and $583,000 in advertising costs for the years ended December 31, 2002, 2001, and 2000, respectively.

Foreign Currency Translation
The assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. The effects of exchange rate fluctuations have been reported in accumulated other comprehensive income (loss). The effect on the statements of operations of currency transaction gains and losses was not material for all years presented.

Derivative Financial Instruments
Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Adoption of SFAS 133 did not have a material effect on the earnings or financial position of the Company. In accordance with the transition provisions in SFAS 133, the Company recorded the previously unrecognized fair market value of a foreign currency forward contract. The effect of the adjustment to record the fair value of the foreign currency forward contract was recognized in accumulated other comprehensive income at the date of adoption.

The Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges are adjusted to fair value through net income. Under the provisions of SFAS 133, changes in fair value of derivative instruments that are classified as fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income. The ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income.

The Company uses forward exchange contracts (principally against the Australian dollar and the U.S. dollar) to hedge certain firm sales commitments of its foreign subsidiaries. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash inflows resulting from the sale of products denominated in a currency other than the functional currency of the respective business will be adversely impacted by changes in exchange rates.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31 consisted of the following:

                                                         2002              2001             2000
                                                    ---------------- ----------------- ----------------
Foreign currency translation adjustments              $ (5,281,487)    $ (5,726,548)     $ (4,860,908)
Minimum pension liability adjustments                   (1,779,515)               -                 -
                                                    ---------------- ----------------- ----------------
                                                      $ (7,061,002)    $ (5,726,548)     $ (4,860,908)
                                                    ================ ================= ================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



B.   Significant Accounting Policies - Continued

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the recognition of the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company adopted this Statement effective January 1, 2003. The adoption of this Statement is not expected to have a significant impact on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement effective January 1, 2003. The effect of adoption had no impact on the Company's financial condition or results of operations.

Reclassifications
Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation.

C.   Acquisition

On July 19, 2001, the Company purchased certain assets (primarily inventory and fixed assets) in Alabama from Lippert Tire & Axle, Inc. for a purchase price of approximately $1,607,000. Lippert manufactured new axles and refurbished used axles and tires for the manufactured housing industry. The existing operations of the Company's manufactured housing products segment in Winfield, Alabama have been merged with the acquired operations. Revenues from the acquired operations were approximately $13,000,000 for the fiscal year ended December 31, 2000. The transaction was accounted for as a purchase and accordingly, the results of operations since the date of acquisition have been included in the consolidated financial statements.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



D.   Goodwill and Other Intangibles

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

Goodwill and other intangibles that have indefinite lives will be tested for impairment at least annually, using a two step process. The first step identifies if there is impairment using a fair-value-based test and the second step determines the amount of the impairment. The Company engaged the assistance of independent valuation experts to perform the initial analysis as of January 1, 2002 as well as the annual impairment test. The impairment tests were conducted using a discounted cash flow valuation model, incorporating an appropriate discount rate for the risks associated with the reporting unit. Based on findings from the initial impairment test as of January 1, 2002, the Company concluded that the carrying value of its Australian reporting unit (part of the Company's conveyor equipment segment) exceeded its estimated fair value and the Company recorded a non-cash impairment write-down for goodwill of $3,850,000. This transition adjustment was reported as a cumulative effect of a change in accounting principle. The results of the annual impairment test completed in the fourth quarter of 2002 indicated that there was no further impairment.

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 had occurred on January 1, 2000:

                                                                      Year ended December 31
                                                             2002              2001              2000
                                                      -------------------------------------------------------
Reported net loss                                        $ (12,542,346)      $ (6,915,833)    $ (13,114,381)
Goodwill amortization, net of tax                                    -            430,997           431,015
                                                      -------------------------------------------------------
Adjusted net loss                                          (12,542,346)        (6,484,836)      (12,683,366)
Cumulative effect of change in accounting principle          3,850,000                  -                 -
                                                      -------------------------------------------------------
Adjusted loss before cumulative effect of a change
   in accounting principle                               $  (8,692,346)      $ (6,484,836)    $ (12,683,366)
                                                      =======================================================

The carrying amounts and related accumulated amortization balances of the Company's other intangible assets as of December 31, 2002 and 2001 are listed below:

                                              December 31, 2002                  December 31, 2001
                                          Carrying        Accumulated          Carrying      Accumulated
                                           Amount         Amortization          Amount       Amortization
                                      ---------------- ----------------- ---------------- -----------------
Amortized intangible assets                 $ 496,022       $ (388,802)        $ 486,848       $ (264,976)
Other intangible assets                       289,502                -           138,386                -

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



D.   Goodwill and Other Intangibles - Continued

The change in goodwill reflected on the balance sheet from December 31, 2001 to December 31, 2002 resulted from the impairment write-down of $3,850,000 and foreign currency translation. All of the Company's goodwill relates to the conveyor equipment segment. Other intangible assets consist primarily of intangible assets related to a minimum pension liability for the Company's pension plan. Estimated amortization expense related to other intangible assets for each of the next five fiscal years is:

                   2003                  $  26,360
                   2004                     26,360
                   2005                     26,360
                   2006                     17,116
                   2007                      4,176
                                     ----------------
                   Total                 $ 100,372
                                     ================

E.   Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. The balances of the major classes of property, plant and equipment at December 31, 2002 and 2001 are as follows:

                                            2002              2001
                                      ----------------- -----------------

Land and improvements                    $ 1,115,896       $ 1,036,824
Buildings and improvements                 6,844,542         6,461,887
Machinery and equipment                   20,721,089        18,644,085
                                      ----------------- -----------------
                                         $28,681,527       $26,142,796
                                      ================= =================

Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $2,166,576, $2,249,752, and $2,467,149, respectively. Depreciation is primarily computed using the straight-line method based on the expected useful lives of the assets. The estimated useful lives for buildings and improvements range from 10 to 39 years; the estimated useful lives for machinery and equipment range from 2.5 to 12.5 years. Repair and maintenance costs are expensed as incurred.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



F.   Financing Arrangements

Long-term obligations consist of the following:

                                                                                   As of December 31
                                                                           ----------------------------------
                                                                                 2002             2001
Senior Notes, interest at 11% payable semi-annually in arrears, due 2007     $120,000,000      $120,000,000
Note payable by CCE for purchase of Colorado facility; interest rate of
   7.445%; payable in monthly installments through 5/1/04                       1,369,192         1,440,286
Note payable by CCE for idler equipment; interest rate of 8.845%;
   payable in monthly installments through 6/13/05                                834,426         1,165,707
Term loan payable by Australian subsidiary; interest rate of  5.09%;
   maturity date of 8/31/03                                                       480,250           741,675
Note payable by South African subsidiary for purchase of computer system; variable interest rate (18.5% and 14.0% at December 31, 2002 and 2001, respectively); payable in monthly installments through
   12/31/04                                                                        23,773            24,920
Obligations under capital leases                                                  179,319           184,016
                                                                           ----------------- ----------------
                                                                              122,886,960       123,556,604
Less current maturities                                                         1,010,032         1,298,522
                                                                           ----------------- ----------------
                                                                             $121,876,928      $122,258,082
                                                                           ================= ================

Maturities of long-term obligations are as follows:

              2003    $    1,010,032
              2004         1,718,437
              2005           129,852
              2006            20,215
              2007       120,008,424
                    ------------------
                        $122,886,960
                    ==================

The $120 million 11% Senior Notes due 2007 ("Senior Notes") are registered under the Securities Act of 1933. Interest on the notes is payable semi-annually in arrears. The Senior Notes are redeemable at the option of the Company, in whole or in part, any time on or after 2002 subject to certain call premiums. The Senior Notes are guaranteed by the Company's domestic subsidiaries and certain of its Australian subsidiaries and contain various restrictive covenants that, among other things, place limitations on the sale of assets, payment of dividends, and incurring additional indebtedness and restrict transactions with affiliates.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



F.   Financing Arrangements - Continued

CCE, GCC and Bank One, Cleveland, NA are parties to a credit facility and security agreement dated July 25, 2002, ("Revolving Credit Facility") pursuant to which Bank One has provided CCE and GCC jointly with a line of credit of $26 million. The availability under the Revolving Credit Facility is equal to the sum of (i) 85% of eligible accounts receivable and (ii) 55% of eligible inventory. The Revolving Credit Facility is guaranteed by the Company and secured by a lien on substantially all of the assets of CCE and GCC. In addition, the Revolving Credit Facility contains certain financial and other covenants which, among other things, establish minimum debt coverage and net working capital requirements. The Company was in violation of certain of these covenants at December 31, 2002 but has received a waiver of these violations through the facility's maturity date. The Revolving Credit Facility will be fully revolving until final maturity on June 30, 2003, and will bear interest at a fluctuating rate based on the prime rate. At December 31, 2002, approximately $10.0 million was available for use. At December 31, 2002 and 2001, the Company had an outstanding balance under the Revolving Credit Facility of $8,074,381 and $14,516,217, respectively. The weighted average interest rate for this facility was 4.7% and 6.7% in 2002 and 2001, respectively. There were approximately $1,485,000 and $2,273,000 of letters of credit outstanding at December 31, 2002 and 2001, respectively.

The Company's Australian subsidiary has a revolving credit facility with the National Australia Bank Limited which provides a line of credit of $2.8 million (Australian dollars). The facility is secured by a lien on substantially all of the assets of the BCE subsidiaries, bears interest at a fluctuating rate based on the base rate of the National Australia Bank, and matures on August 31, 2003. At December 31, 2002, approximately $0.2 million (Australian dollars) was available for use. The outstanding balance under this facility was $1,459,837 and $1,429,054 (U.S.$) at December 31, 2002 and 2001, respectively. The weighted average interest rate for this facility was 11.1% and 7.5% in 2002 and 2001, respectively.

During 2001, the Company's United Kingdom subsidiary entered into a credit facility with the Bank of Scotland of 3.0 million British pounds sterling. The facility is secured by certain assets of the subsidiary, bears interest at a fluctuating rate of 2% above the Bank of Scotland base rate. The facility matured on December 31, 2002 but the Company continues to operate under the existing facility while negotiating the terms of a new credit facility. At December 31, 2002, 2.2 million pounds was available for use. The outstanding balance under this facility was $1,276,661 (U.S.$) at December 31, 2002. The facility was unused at December 31, 2001. The weighted average interest rate for this facility was 6.0% and 8.4% in 2002 and 2001, respectively.

The Company's South African subsidiary has a credit and overdraft facility with the Standard Bank of South Africa of 5.5 million South African rand. The facility is secured by the trade receivables of the subsidiary and bears interest at a fluctuating rate of 1.5% above the bank's prime lending rate. The agreement continues indefinitely until termination by either party with a minimum of three months written notice. At December 31, 2002, approximately 1.4 million rand was available for use. The outstanding balance under this facility was $474,723 and $361,200 (U.S.$) at December 31, 2002 and 2001, respectively.
The weighted average interest rate for this facility was 18.0% and 16.3% in 2002 and 2001, respectively.

During 2002, 2001, and 2000, the Company paid interest of $14,901,698, $15,309,325, and $15,188,760, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



G.   Leasing Arrangements

CCE has a capital lease for land and building with a lease term of ten years which contains a purchase option exercisable at any time. In addition, the Company's Australian subsidiary has numerous capital leases for certain machinery and equipment. Amortization of these assets is included in depreciation expense in the statement of operations. The gross amount of assets recorded under capital leases and the related accumulated amortization at December 31, 2002 and 2001 are as follows:

                                            2002              2001
                                      ----------------- -----------------
Asset Balances:
Land                                      $   20,000        $   20,000
Buildings                                    380,000           380,000
Machinery and Equipment                      329,665           323,327
                                      ----------------- -----------------
                                          $  729,665        $  723,327
                                      ================= =================

Accumulated Amortization:
Buildings                                 $  111,587        $   99,524
Machinery and Equipment                      158,754           213,775
                                      ----------------- -----------------
                                          $  270,341        $  313,299
                                      ================= =================

The subsidiaries of the Company also have various leases for office space, warehouse facilities, office equipment, and automobiles and trucks which are accounted for as operating leases. Rent expense related to these operating leases for the years ended December 31, 2002, 2001, and 2000 was approximately $2,032,000, $2,110,000, and $2,072,000, respectively. Future minimum lease payments for obligations under capital leases and for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                            Capital       Operating
                                                             Leases         Leases
                                                       --------------- ---------------
2003                                                      $  84,442       $ 583,655
2004                                                         44,410         162,766
2005                                                         40,891          35,730
2006                                                         24,105           5,258
2007                                                         10,043               -
                                                       --------------- ---------------
Total minimum lease payments                                203,891       $ 787,409
                                                                       ===============
Amounts representing interest                                24,572
                                                       ---------------
Present value of net minimum lease payments
   (including current portion of $76,986)                 $ 179,319
                                                       ===============

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



H.   Employee Benefit Plans

CCE maintains a defined benefit plan covering all union hourly-paid employees at its Winfield plant. The contributions of CCE are made in amounts sufficient to fund the plan's service cost on a current basis and meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Actuarial gains and losses are amortized over a 15 year period, and funding of the initial prior service costs plus interest thereon is over a 30 year period. The actuarial computations use the "projected unit credit cost method," which assumed a weighted-average discount rate on benefit obligations of 6.75% and 7.25% in 2002 and 2001, respectively, and a weighted-average expected long-term rate of return on plan assets of 8% in 2002 and 2001.

The following table sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the Consolidated Balance Sheets as of December 31, 2002 and 2001, of the Company's defined benefit plan.

                                                                   2002                2001
                                                            ------------------- -------------------
Change in benefit obligation:
Benefit obligation at beginning of year                          $  5,261,840        $  4,822,341
Service cost                                                          175,383             142,029
Interest cost                                                         419,914             353,906
Amendments                                                            507,974                   -
Actuarial loss                                                        553,183             186,118
Benefits paid                                                        (231,414)           (242,554)
                                                            ------------------- -------------------
Benefit obligation at end of year                                   6,686,880           5,261,840
                                                            ------------------- -------------------

Change in plan assets:
Fair value of plan assets at beginning of year                      4,784,976           5,247,333
Actual return on plan assets                                         (512,322)           (219,803)
Benefits paid                                                        (231,414)           (242,554)
                                                            ------------------- -------------------
Fair value of plan assets at end of year                            4,041,240           4,784,976
                                                            ------------------- -------------------

Funded status:
Funded status of the plan (underfunded)                            (2,645,640)           (476,864)
Unrecognized prior service cost                                       278,202            (213,239)
Unrecognized net actuarial loss                                     1,779,515             341,395
                                                            ------------------- -------------------
Net amount recognized                                           $    (587,923)       $   (348,708)
                                                            =================== ===================

Balance sheet amounts:
Accrued benefit cost                                             $ (2,645,640)        $  (476,864)
Intangible asset                                                      278,202             128,156
Accumulated other comprehensive loss                                1,779,515                   -
                                                            ------------------- -------------------
Net amount recognized                                            $   (587,923)        $  (348,708)
                                                            =================== ===================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



H.   Employee Benefit Plans - Continued

The components of net periodic benefit cost for the years ended December 31 are as follows:

                                                          2002                2001                2000
                                                   ------------------- ------------------- -------------------

Service cost                                              $  175,383          $  142,029          $  136,670
Interest cost                                                419,914             353,906             333,327
Expected return on plan assets                              (372,615)           (409,604)            207,621
Amortization of prior service cost                            16,533             (14,216)            (14,216)
Amortization of transition asset                                   -              (2,706)             (2,706)
Recognized gain (loss)                                             -                   -            (587,603)
                                                   ------------------- ------------------- -------------------
Net periodic benefit cost                                 $  239,215          $   69,409          $   73,093
                                                   =================== =================== ===================

CCE also maintains a defined contribution plan covering substantially all salaried and non-union hourly employees. CCE expenses annual contributions (approximately $588,000, $589,000, and $520,000, in 2002, 2001, and 2000,
respectively) which fully fund retirement benefits. No participant contributions to the plan are permitted. CCE also maintains a defined contribution savings and profit sharing plan which covers substantially all salaried and non-union hourly employees. Employees may elect to contribute up to 16% of their compensation. CCE will match (approximately $329,000, $335,000, and $320,000, in 2002, 2001,
and 2000, respectively) a percentage of employee contributions up to 6% of each employee's compensation.

GCC has a retirement savings plan covering all employees meeting certain eligibility requirements. Under the terms of the plan, GCC voluntarily makes annual cash contributions based on eligible employees' compensation. Expense for the years ended December 31, 2002 and 2000 was approximately $41,000 and $134,000, respectively, which was equal to 1% and 2.5% of eligible employees compensation in 2002 and 2000, respectively. No contribution was made for the year ended December 31, 2001.

The foreign subsidiaries of the Company have various defined contribution plans and retirement saving plans covering substantially all salaried and production employees. For the years ended December 31, 2002, 2001, and 2000, the subsidiaries contributed approximately $601,000, $495,000, and $636,000, respectively, to the plans.

In 2002, the Company implemented a Phantom Stock Plan (the "Plan") whereby officers and certain employees may be granted phantom stock units, which vest over a certain period of time as determined for each grant. As of December 31, 2002, no phantom stock had been granted under the Plan.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



I.   Related Party Transactions

Management fees are charged by Nesco, Inc., an affiliate of N.E.S. Investment Co., to provide general management oversight services, including legal, financial, strategic planning and business development evaluation for the benefit of the Company. Under the management agreement, the Company has agreed to pay Nesco, Inc. fees for such services equal to 5% of the Company's Adjusted EBITDA earnings (earnings before interest and estimated taxes, depreciation, amortization and miscellaneous expense or income). The Company incurred management fee expenses of approximately $470,000, $557,000, and $351,000, for the years ended December 31, 2002, 2001, and 2000, respectively. At December 31, 2002 and 2001, the Company had a prepaid expense for overpayment of management fees of approximately $123,000 and $112,000, respectively.

Prior to electing C Corporation status for income tax purposes on October 6, 2000, the subsidiaries of the Company were parties to a tax payment agreement with NES Group, Inc., the parent company of N.E.S. Investment Co., providing for payments by each subsidiary to NES Group, Inc. to fund the income tax liability attributable to the Company's operations. At December 31, 2002 and 2001, the Company had an accrual for income tax payments owed to NES Group, Inc. of approximately $20,000.

J.   Fair Value of Financial Instruments and Concentration of Risk

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

Notes payable and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements and variable rate long-term debt approximate their fair value. The fair value of the Company's Senior Notes is based on the quoted market value. The fair value of the Company's remaining fixed rate long-term debt is based on the present value of future cash outflows.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



J.   Fair Value of Financial Instruments and Concentration of Risk - Continued

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                         2002                                2001
                                                  Carrying            Fair          Carrying             Fair
                                                   Amount             Value          Amount              Value
                                           ----------------- ---------------- ----------------- -----------------
                                                                      (in thousands)
Cash and cash equivalents                        $   5,635         $   5,635      $    14,672       $    14,672
Accounts receivable                                 25,634            25,634           32,051            32,051
Accounts payable                                   (20,039)          (20,039)         (18,896)          (18,896)
Notes payable                                      (11,286)          (11,286)         (16,306)          (16,306)
Long-term debt                                    (122,708)          (68,803)        (123,373)          (56,333)

Accounts receivable from customers in the coal mining industry were approximately 42% and 51% of net accounts receivable at December 31, 2002 and 2001, respectively. The Company's subsidiaries perform periodic credit evaluations of their customers' financial condition and generally do not require collateral. Credit losses relating to customers in the coal mining industry have consistently been within management's expectations and are comparable to losses for the portfolio as a whole.

Provisions for credit losses were approximately $454,000, $1,004,000, and $1,618,000 in 2002, 2001, and 2000, respectively. Accounts written off, net of recoveries, were approximately $342,000, $1,578,000, and $676,000 in 2002, 2001,
and 2000, respectively.

K.   Income Taxes

Effective October 6, 2000, the Company and its domestic subsidiaries elected C Corporation status for United States income tax purposes. At that date, income taxes were provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Prior to October 6, 2000, the Company and its domestic subsidiaries had elected Subchapter S Corporation Status for United States income tax purposes. Accordingly, the Company's United States operations were not subject to income taxes as separate entities. The Company's United States income, through October 6, 2000, is included in the income tax returns of the sole stockholder.

For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis.

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa which are subject to income taxes in their respective countries. In 2002, the Company's United Kingdom subsidiary paid income taxes of approximately $5,000; during 2000, the Company's Australian subsidiary paid income taxes of approximately $72,000. The Company did not pay any income taxes during the year ended December 31, 2001.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



K.  Income Taxes - Continued

Income (loss) before income taxes consists of the following:

                                     For the Year Ending December 31
                                  2002                 2001                 2000
                      --------------------- -------------------- --------------------
Domestic                    $ (8,788,660)         $ (4,030,236)       $  (4,439,936)
Foreign                          100,160            (4,383,248)          (6,759,714)
                      --------------------- -------------------- --------------------
                            $ (8,688,500)         $ (8,413,484)       $ (11,199,650)
                      ===================== ==================== ====================

Income taxes are summarized as follows:

                                  December 31,       December 31,        December 31,
                                      2002               2001                2000
                            ------------------- ------------------ -------------------
Current:
   Domestic:
     Federal                         $      -        $          -       $          -
     State and local                        -                   -                  -
   Foreign                              3,846               4,423             29,140
                            ------------------- ------------------ -------------------
                                        3,846               4,423             29,140
Deferred:
   Domestic:
     Federal                                -          (1,314,314)         1,612,268
     State and local                        -            (187,760)           230,323
   Foreign                                  -                   -             43,000
                            ------------------- ------------------ -------------------
                                            -          (1,502,074)         1,885,591
                            ------------------- ------------------ -------------------
                                     $  3,846        $ (1,497,651)       $ 1,914,731
                            =================== ================== ===================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Where the Company has determined that it is more likely than not that the deferred tax assets will not be realized, a valuation allowance has been established. At December 31, 2002, the Company had operating loss carryforwards of approximately $14,100,000 in the United States which begin expiring in 2020. Additionally, the Company had operating loss carryforwards of approximately $14,800,000 pertaining to its foreign subsidiaries that may be carried forward indefinitely.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



K.  Income Taxes - Continued

Significant components of the Company's deferred income taxes at December 31, 2002 and 2001 are as follows:

                                                              2002              2001
                                                         ---------------- -----------------
Deferred tax assets:
   Operating accruals                                       $  2,035,005      $   809,855
   Net operating loss carryforwards                           10,409,340        9,903,387
   Valuation allowance                                        (8,333,199)      (7,128,393)
                                                         ---------------- -----------------
                                                               4,111,146        3,584,849

Deferred tax liabilities:
   Inventories                                                (2,637,561)      (2,039,932)
   Property, plant, and equipment and goodwill                (2,009,112)      (2,061,977)
                                                         ---------------- -----------------
                                                              (4,646,673)      (4,101,909)
                                                         ---------------- -----------------
Net deferred tax liability                                 $    (535,527)     $  (517,060)
                                                         ================ =================

A reconciliation of income taxes computed at the statutory rate to the effective rate follows:

                                                                     December 31,      December 31,      December 31,
                                                                         2002              2001              2000
                                                                   ----------------- ----------------- -----------------
Income taxes at the United States statutory rate                          (35.0)%           (35.0)%           (35.0)%
State income taxes, net of federal benefit                                  -                (2.3)              2.1
Losses without tax benefits                                                34.4              18.3              21.8
S corporation income not subject to U.S. income tax                         -                 -                13.3
Cumulative effect of deferred income taxes on date of conversion
   to C corporation                                                         -                 -                14.7
Other - net                                                                 0.6               1.2               0.2
                                                                   ----------------- ----------------- -----------------
                                                                            0.0%            (17.8)%            17.1%
                                                                   ================= ================= =================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



L.   Segment Information

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 83.5%, 90.5%, and 87.9% of net sales for 2002, 2001, and 2000, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

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

The Company evaluates performance and allocates resources based on operating income before restructuring charges and allocation of management fees, amortization and corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies under Note B. The reportable segments are each managed separately because they manufacture and distribute distinct products.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



L.  Segment Information - Continued



                                                                      Year ended December 31
                                                             2002               2001              2000
                                                       ------------------ ----------------- -----------------
                                                                           (in thousands)
Net sales:
   Conveyor equipment                                        $ 154,473         $  174,413        $  147,816
   Manufactured housing products                                29,633             17,198            18,145
   Other                                                           870              1,100             2,217
                                                       ------------------ ----------------- -----------------
Total net sales                                              $ 184,976         $  192,711        $  168,178
                                                       ================== ================= =================

Depreciation and amortization:
   Conveyor equipment                                          $ 2,023           $  2,136          $  2,354
   Manufactured housing products                                   137                109               106
   Other                                                             6                  5                 7
   Amortization expense                                            117                634               610
                                                       ------------------ ----------------- -----------------
Total depreciation and amortization                            $ 2,283           $  2,884          $  3,077
                                                       ================== ================= =================

Segment operating income (loss):
   Conveyor equipment                                          $ 7,058           $  9,702        $    6,134
   Manufactured housing products                                 1,862                291              (229)
   Other                                                            68               (147)              184
                                                       ------------------ ----------------- -----------------
Segment operating income                                         8,988              9,846             6,089
   Management fee                                                  470                557               351
   Amortization expense                                            117                634               610
   Restructuring charge                                            640                  -               481
   Corporate expense                                             1,116                957             1,055
                                                       ------------------ ----------------- -----------------
Total operating income                                           6,645              7,698             3,592
   Interest expense                                             15,407             15,787            15,826
   Interest income                                                (187)              (639)           (1,032)
   Miscellaneous, net                                              114                963                (2)
                                                       ------------------ ----------------- -----------------
Loss before income taxes                                      $ (8,689)         $  (8,413)       $  (11,200)
                                                       ================== ================= =================

Segment assets:
   Conveyor equipment                                         $ 75,902         $   80,219        $   85,483
   Manufactured housing products                                 6,482              5,374             4,180
   Other                                                           431                572               837
                                                       ------------------ ----------------- -----------------
Total segment assets                                            82,815             86,165            90,500
   Corporate assets                                              6,852             22,607            19,636
                                                       ------------------ ----------------- -----------------
Total assets                                                  $ 89,667          $ 108,772         $ 110,136
                                                       ================== ================= =================

Capital expenditures:
   Conveyor equipment                                          $ 1,012              $ 898           $ 1,460
   Manufactured housing products                                   267                 56                35
   Other                                                             1                  4                -
                                                       ------------------ ----------------- -----------------
Total capital expenditures                                     $ 1,280              $ 958           $ 1,495
                                                       ================== ================= =================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



L.  Segment Information - Continued

Geographic Area Data

                                                                      Year ended December 31
                                                            2002               2001               2000
                                                      ------------------ ------------------ -----------------
                                                                          (in thousands)
Net sales:
   United States                                             $ 124,588          $ 142,276          $ 127,815
   Australia                                                    23,974             18,037             18,192
   United Kingdom                                               32,437             27,417             18,815
   Other countries                                               3,977              5,005              3,626
   Eliminations - transfers                                          -                (24)              (270)
                                                      ------------------ ------------------ -----------------
Total net sales                                              $ 184,976          $ 192,711          $ 168,178
                                                      ================== ================== =================


Operating income (loss):
   United States                                               $ 5,958           $ 11,518            $ 9,607
   Australia                                                       349             (4,090)            (2,367)
   United Kingdom                                                  493                635             (3,003)
   Other countries                                                (190)              (403)              (692)
   Eliminations                                                     35                 38                 47
                                                      ------------------ ------------------ -----------------
Total operating income                                         $ 6,645           $  7,698            $ 3,592
                                                      ================== ================== =================

Long lived assets:
   United States                                              $  7,213           $  7,764           $  8,005
   Australia                                                     2,721              2,757              3,599
   United Kingdom                                                2,667              2,376              2,657
   Other countries                                                 280                197                326
                                                      ------------------ ------------------ -----------------
Total long lived assets                                       $ 12,881           $ 13,094           $ 14,587
                                                      ================== ================== =================

Net sales are attributed to countries based on the location of the subsidiary where the sale occurs.

In 2002, 2001 and 2000, the Company did not have sales to any single customer which exceeded 10% of the Company's total net sales.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



M.   Guarantor and Non-Guarantor Subsidiaries

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

Summarized consolidating balance sheets for 2002 and 2001 and consolidating statements of operations and cash flow statements for 2002, 2001, and 2000 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
December 31, 2002:              The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents      $   4,524       $   1,109       $       2      $        -       $    5,635
   Accounts receivable, net               -          16,469           9,165               -           25,634
   Inventories                            -          23,479           4,274               -           27,753
   Deferred income taxes                 81               -             280            (335)              26
   Other current assets                  37           1,095             827               -            1,959
                              -------------------------------------------------------------------------------
Total current assets                  4,642          42,152          14,548            (335)          61,007
Property, plant, and
   equipment, net                         -           8,713           4,168               -           12,881
Goodwill                                  -          12,528             627               -           13,155
Investment in subsidiaries           60,009          18,118               -         (78,127)               -
Deferred financing costs              2,210               -               -               -            2,210
Other assets                          9,817           1,833               -         (11,236)             414
                              -------------------------------------------------------------------------------
Total assets                       $ 76,678        $ 83,344        $ 19,343       $ (89,698)        $ 89,667
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -        $  9,536        $  2,139       $    (389)        $ 11,286
   Trade accounts payable                16          12,404           7,619               -           20,039
   Accrued compensation and
     employee benefits                   42           3,957             975               -            4,974
   Accrued interest                   3,300               -               -               -            3,300
   Other accrued liabilities            564           4,247           2,613            (728)           6,696
   Current maturities of
     long-term obligations                -             963              47               -            1,010
                              -------------------------------------------------------------------------------
Total current liabilities             3,922          31,107          13,393          (1,117)          47,305
Pension obligation                        -           2,645               -               -            2,645
Deferred income taxes                     -          10,253               -          (9,692)             561
Senior Notes                        120,000               -               -               -          120,000
Other long-term obligations               -           1,766             985            (874)           1,877
Stockholder's equity
(deficit)                           (47,244)         37,573           4,965         (78,015)         (82,721)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 76,678        $ 83,344        $ 19,343       $ (89,698)        $ 89,667
                              ===============================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



M.  Guarantor and Non-Guarantor Subsidiaries - Continued

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
December 31, 2001:              The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents      $  12,548      $    1,518      $      606      $        -      $    14,672
   Accounts receivable, net               -          23,107           8,949              (5)          32,051
   Inventories                            -          23,816           2,756               -           26,572
   Other current assets                 107           1,991             318            (670)           1,746
                              -------------------------------------------------------------------------------
Total current assets                 12,655          50,432          12,629            (675)          75,041
Property, plant, and
   equipment, net                         -           9,433           3,661               -           13,094
Goodwill, net                             -          16,232             568               -           16,800
Investment in subsidiaries           60,009          17,132               -         (77,141)               -
Deferred financing costs              2,729               -               -               -            2,729
Deferred income taxes                 7,262               -               -          (6,543)             719
Other assets                             35           2,466              55          (2,167)             389
                              -------------------------------------------------------------------------------
Total assets                      $  82,690       $  95,695       $  16,913      $  (86,526)      $  108,772
                              ===============================================================================
Current liabilities:
   Notes payable                  $       -       $  15,948       $     898      $     (540)      $   16,306
   Trade accounts payable               227          14,081           4,630             (42)          18,896
   Accrued compensation and
     employee benefits                    -           3,724             935               -            4,659
   Accrued interest                   3,300               -               -               -            3,300
   Deferred income taxes                  -           1,564               -            (328)           1,236
   Other accrued liabilities            658          10,057           5,802          (7,331)           9,186
   Current maturities of
     long-term obligations                -           1,284              15               -            1,299
                              -------------------------------------------------------------------------------
Total current liabilities             4,185          46,658          12,280          (8,241)          54,882
Pension obligation                                      477                                              477
Senior Notes                        120,000               -               -               -          120,000
Other long-term obligations               -           2,240           1,107          (1,089)           2,258
Stockholder's equity
(deficit)                           (41,495)         46,320           3,526         (77,196)         (68,845)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                      $  82,690       $  95,695       $  16,913      $  (86,526)      $  108,772
                              ===============================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



M.  Guarantor and Non-Guarantor Subsidiaries - Continued


                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2002:
Net sales                                 $       -     $ 148,561        $ 36,415         $   -     $ 184,976
Cost of products sold                             -       123,391          31,811             -       155,202
                                        ------------------------------------------------------------------------
Gross profit                                      -        25,170           4,604             -        29,774
Total operating expenses                      1,151        17,712           4,266             -        23,129
                                        ------------------------------------------------------------------------
Operating income (loss)                      (1,151)        7,458             338             -         6,645
Interest expense                             13,759         1,541             107             -        15,407
Interest income                                (187)            -               -             -          (187)
Miscellaneous, net                               13           126             (25)            -           114
                                        ------------------------------------------------------------------------
Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle                     (14,736)        5,791             256             -        (8,689)
Income tax expense (benefit)                 (2,436)        2,436               3             -             3
                                        ------------------------------------------------------------------------
Income (loss) before cumulative effect
   of change in accounting principle        (12,300)        3,355             253             -        (8,692)
Cumulative effect of change in
   accounting principle                           -        (3,850)              -             -        (3,850)
                                        ------------------------------------------------------------------------
Net income (loss)                         $ (12,300)   $     (495)       $    253         $    -    $ (12,542)
                                        ========================================================================


                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2001:
Net sales                                 $       -    $  160,308       $  32,422        $  (19)   $  192,711
Cost of products sold                             -       134,362          28,213           (19)      162,556
                                        ------------------------------------------------------------------------
Gross profit                                      -        25,946           4,209             -        30,155
Total operating expenses                      1,005        17,512           3,940             -        22,457
                                        ------------------------------------------------------------------------
Operating income (loss)                      (1,005)        8,434             269             -         7,698
Interest expense                             13,766         1,794             227             -        15,787
Interest income                                (639)            -               -             -          (639)
Miscellaneous, net                              688           382            (107)            -           963
                                        ------------------------------------------------------------------------
Income (loss) before income taxes           (14,820)        6,258             149             -        (8,413)
Income tax expense (benefit)                 (5,925)        4,424               4             -        (1,497)
                                        ------------------------------------------------------------------------
Net income (loss)                         $  (8,895)   $    1,834       $     145        $    -    $   (6,916)
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



M.  Guarantor and Non-Guarantor Subsidiaries - Continued


                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2000:
Net sales                                 $       -    $  145,738       $  22,441       $    (1)    $  168,178
Cost of products sold                             -       119,342          22,311            (1)       141,652
                                        ------------------------------------------------------------------------
Gross profit                                      -        26,396             130             -         26,526
Total operating expenses                      1,105        18,051           3,778             -         22,934
                                        ------------------------------------------------------------------------
Operating income (loss)                      (1,105)        8,345          (3,648)            -          3,592
Interest expense                             13,768         1,833             225             -         15,826
Interest income                              (1,032)            -               -             -         (1,032)
Miscellaneous, net                                -            12             (14)            -             (2)
                                        ------------------------------------------------------------------------
Income (loss) before income taxes           (13,841)        6,500          (3,859)            -        (11,200)
Income tax expense (benefit)                 (1,333)        3,247               -             -          1,914
                                        ------------------------------------------------------------------------
Net income (loss)                        $  (12,508)     $  3,253       $  (3,859)       $    -     $  (13,114)
                                        ========================================================================

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2002:
Net cash  provided by (used in)
   operating activities                   $ (14,449)     $ 13,191          $  (303)       $   1     $  (1,560)

Investing activities:
   Purchases of property, plant and
     equipment                                    -          (736)            (544)           -        (1,280)
   Proceeds from disposals of PP&E                -            36               17            -            53
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -          (700)            (527)           -        (1,227)

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                  -        (6,559)           1,179            -        (5,380)
   Principal payments on long-term
     obligations                                  -          (874)             (29)           -          (903)
   Distributions for interest on              6,550        (6,550)               -            -             -
     senior notes
   Intercompany loan activity                  (125)        1,119             (994)           -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       6,425       (12,864)             156            -        (6,283)
Exchange rate changes on cash                     -           (36)              70           (1)           33
                                        ------------------------------------------------------------------------
Decrease in cash and cash equivalents        (8,024)         (409)            (604)           -        (9,037)
Cash and cash equivalents at beginning
   of year                                   12,548         1,518              606            -        14,672
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                  $    4,524     $   1,109          $     2       $    -     $   5,635
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



M.  Guarantor and Non-Guarantor Subsidiaries - Continued

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2001:
Net cash  provided by (used in)
   operating activities                   $ (13,932)     $ 11,975         $  2,226       $   (1)      $   268

Investing activities:
   Purchases of property, plant and
     equipment                                    -          (694)            (264)           -          (958)
   Proceeds from disposals of PP&E                -            69               44            -           113
   Acquisition of business                        -        (1,607)               -            -        (1,607)
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -        (2,232)            (220)           -        (2,452)

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                  -         2,267           (1,220)           -         1,047
   Principal payments on long-term
     obligations                                  -          (985)             (41)           -        (1,026)
   Distributions for interest on             10,223       (10,223)               -            -             -
     senior notes
   Intercompany loan activity                     -           174             (174)           -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                      10,223        (8,767)          (1,435)           -            21
Exchange rate changes on cash                     -           (23)             (85)           1          (107)
                                        ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                               (3,709)          953              486            -        (2,270)
Cash and cash equivalents at beginning
   of year                                   16,257           565              120            -        16,942
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                  $   12,548      $  1,518           $  606       $    -      $ 14,672
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



M.  Guarantor and Non-Guarantor Subsidiaries - Continued

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2000:
Net cash  provided by (used in)
   operating activities                   $ (13,272)     $  9,055        $  (2,229)     $  (12)     $ (6,458)

Investing activities:
   Purchases of property, plant and
     equipment                                   -         (1,268)            (227)          -         (1,495)
   Proceeds from disposals of PP&E               -            103               19           -            122
                                        ------------------------------------------------------------------------
Net cash used in investing activities            -         (1,165)            (208)          -         (1,373)

Financing activities:
   Net increase in borrowings on notes
     payable                                     -          7,241              137           -          7,378
   Proceeds from long-term obligations           -            776               -            -            776
   Principal payments on long-term
     obligations                                 -         (1,526)            (109)          -         (1,635)
   Distributions for interest on             12,285       (12,285)              -            -             -
     senior notes
   Intercompany loan activity                    -         (2,473)           2,473           -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                      12,285        (8,267)           2,501           -          6,519
Exchange rate changes on cash                    -            (13)             (45)          12           (46)
                                        ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                 (987)         (390)              19           -         (1,358)
Cash and cash equivalents at beginning
   of year                                   17,244           955              101           -         18,300
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                   $  16,257       $   565          $   120       $   -       $ 16,942
                                        ========================================================================

N.   Commitments and Contingencies

The Company is not a party to any pending legal proceeding which it believes could have a material adverse effect upon its results of operations or financial condition, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding the directors and executive officers of the Company, as of March 15, 2003:

Name                               Age    Position with the Company

Robert W. Hale                     56     President and Chief Executive Officer
James L. Smothers                  46     Vice President
Jimmy L. Dickinson                 60     Vice President and Chief Financial Officer
Jerry R. McGaha                    64     Senior Vice President of Sales and Engineering
Edward F. Crawford                 63     Director
Donald F. Hastings                 74     Director
C. Wesley McDonald                 62     Director
Robert J. Tomsich                  72     Director
James W. Wert                      56     Director

Set forth below is a brief description of the business experience of each director and executive officer of the Company.

Mr. Hale was appointed President and Chief Executive Officer of the Company effective November 4, 2002. Before joining the Company, Mr. Hale had served as President and Chief Executive Officer of Joy Global's P&H Mining Equipment Company since 1995 and prior to that time, he served as Vice President and General Manager of P&H Material Handling.

Mr. Smothers has served as Vice President of the Company since October 2001 and has also served as Vice President of Continental Conveyor & Equipment Company since August 1999 and Executive Vice President of Continental Conveyor & Equipment Company since October 2001. In addition to the foregoing, Mr. Smothers served as Director of International Sales and Manager of Systems Engineering of Continental Conveyor & Equipment Company from 1992 through 1999 and Managing Director of CCE Pty. Ltd. in 1999.

Mr. Dickinson has served as Vice President and Chief Financial Officer of the Company since its inception. Mr. Dickinson has also served as Vice President of Finance of Continental Conveyor & Equipment Company since 1973 and as a Director of CCE Pty. Ltd. since 1996.

Mr. McGaha has served as Senior Vice President of Sales and Engineering of the Company since its inception. Mr. McGaha has also served as Senior Vice President of Sales and Engineering of Continental Conveyor & Equipment Company since 1996 and as a Director of CCE Pty. Ltd. since 1996. In addition to the foregoing, Mr. McGaha was Vice President of Sales and Engineering of Continental Conveyor & Equipment Company from 1990 to 1996.

Mr.  Crawford  has served as a Director of the Company  since its  inception.
In addition to his service with the Company, Mr. Crawford has served as Chairman and Chief Executive Officer and a Director of Park-Ohio Industries, Inc. since 1992.

Mr. Hastings has served as a Director of the Company since its inception. In addition to his service with the Company, Mr. Hastings served as Chairman and Chief Executive Officer and as Director of Lincoln Electric Company from 1992 to 1997. Since 1998, Mr. Hastings has also served as a Director of Paragon Corporate Holdings, Inc., a sister corporation of the Company.

Mr. McDonald has served as a Director of the Company since August 2000. Prior to his service with the Company, Mr. McDonald served as Executive Vice President of Operations for Consol Inc. from 1985 to his retirement in 1999.

Mr. Robert Tomsich has served as a Director of the Company since its inception. In addition, Mr. Robert Tomsich has served as President and Director of Nesco, Inc. (including predecessors of Nesco, Inc.) since 1956. Since 1997, Mr. Tomsich has also served as a Director of Paragon Corporate Holdings, Inc., a sister corporation of the Company.

Mr. Wert has served as a Director of the Company since its inception. In addition, Mr. Wert is President of Clanco Management Corporation, an investment advisory firm located in Cleveland, Ohio. Prior to his service with the Company, he held a number of executive management positions including Chief Financial Officer and Chief Investment Officer over his twenty year career with KeyCorp, a financial services company based in Cleveland, Ohio, and its predecessor, Society Corporation. He serves on the Board of Directors of Park-Ohio Holdings, Inc., Cleveland, Ohio, and Marlin Leasing Corporation, Philadelphia, Pennsylvania. Since 1998, Mr. Wert has also served as a Director of Paragon Corporate Holdings, Inc., a sister corporation of the Company.

Item 11.  Executive Compensation

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and other most highly compensated officers of the Company having total annual salary and bonus in excess of $100,000.


                                                                                     Other Annual
Name and Principal Position                   Year       Salary        Bonus       Compensation (1)

Joseph L. Mandia, Vice Chairman (2)           2002     $ 222,780      $ 38,435           $ 19,041
                                              2001       211,550        37,300             13,183
                                              2000       211,550        35,150                  -

Robert W. Hale, President and Chief           2002        76,400             -                  -
    Executive Officer

C. Edward Bryant, Jr., President and          2002       246,384        59,338             45,121
    Chief Executive Officer (3)               2001       239,208        67,122              8,519
                                              2000       230,004        91,205             16,434

Jerry R. McGaha, Senior Vice President        2002       135,000        20,381             17,041
    of Sales and Engineering  (4)             2001       130,440        22,197             15,518
                                              2000       128,520        31,459             11,742

Jimmy L. Dickinson, Vice President and        2002       146,700        44,443             18,257
    Chief Financial Officer                   2001       142,410        48,869             13,990
                                              2000       139,260        61,285             13,779

James Smothers, Vice President                2002       151,125        18,588              9,597
                                              2001       127,600        18,706              8,208


(1) Amounts shown reflect contributions made by the Company on behalf of the named executives under the Continental Conveyor & Equipment Company Savings and Profit Sharing Plan and the Continental Conveyor & Equipment Retirement Plan for Salaried and Hourly (Non-Union) Employees at Salyersville, Kentucky. No amounts shown were received by any of the named executives.
(2) Effective March 1, 2003, Mr. Mandia resigned as Vice Chairman and Director of the Company.
(3) Effective December 31, 2002, Mr. Bryant retired as President and Chief Executive Officer of the Company.
(4) Effective March 31, 2003, Mr. McGaha retired as Senior Vice President of Sales and Engineering.


Director Compensation

Each director of the Company not employed by the Company or any entity affiliated with the Company received $18,750 for serving as a director of the Company during the year. In addition, the Company will reimburse such director for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of March 15, 2003:

Number of Shares             Title of Class                          Name and Address of Beneficial Owner

100                          Common Stock, $0.01 par value           N.E.S. Investment Co.
                                                                     6140 Parkland Boulevard
                                                                     Mayfield Heights, OH  44124

All of the Company's issued and outstanding capital stock is owned by N.E.S. Investment Co., which is 100 percent beneficially owned by Mr. Robert J. Tomsich. Mr. Tomsich may be deemed to be the beneficial owner of the Company's capital stock.

Item 13.  Certain Relationships and Related Transactions

Company Formation and Proceeds From the Offering

The Company is a Delaware corporation formed on February 4, 1997, for the purpose of serving as a holding company for the operations conducted by Continental (including the BCE Subsidiaries) and Goodman. All of the capital stock of the Company has been issued to NES Group, Inc., which in turn, transferred to the Company all of the outstanding capital stock of Continental and Goodman. As a result, the Company is a wholly owned subsidiary of NES Group, Inc., and each of Continental and Goodman is a wholly owned subsidiary of the Company.

Management Agreement

Effective April 1, 1997, the Company and Nesco, Inc. entered into a management agreement ("Management Agreement"), the material terms of which are summarized below. All of the outstanding capital stock of Nesco, Inc. is beneficially owned by Robert J. Tomsich. Under the Management Agreement, Nesco, Inc., has agreed to provide general management oversight services on a regular basis for the benefit of the Company, in regard to business activities involving financial results, legal issues, and long term planning relative to current operations and acquisitions. Business development services include assistance in identifying and acquiring potential acquisition candidates, including negotiations and contractual preparations in connection therewith. Financial planning includes assistance in developing banking relationships and monitoring cash investments through professional money management accounts. Under the terms of the Management Agreement, the Company has agreed to pay Nesco, Inc. a management fee for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization, and other expense (income). The aggregate amount expensed for management fees in 2002 under the Management Agreement was $469,922. The management fee is payable in monthly installments. The Management Agreement will remain in effect until terminated by either party upon not less than 60 days written notice prior to an anniversary date of the Management Agreement.

The Company will also separately employ, as required, independent auditors, outside legal counsel, and other consulting services. Such services will be paid directly by the Company.

Item 14.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, have evaluated the effectiveness of the design and operation of its' disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) within the 90-day period preceding the filing of this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that its' disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Exchange Act filings.

There have been no significant changes to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

             (a)  Documents Filed as Part of this Report:

                  1. Consolidated Financial Statements.

                     The consolidated financial statements listed below together with the report thereon of the independent auditors dated March 28, 2003, are included in Item 8.

                     Report of Independent Auditors.

                     Consolidated Balance Sheets at December 31, 2002 and 2001.

                     Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002.

                     Consolidated Statements of Stockholder's Equity (Deficit) for each of the three years in the period ended December 31, 2002.

                     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002.

                     Notes to Consolidated Financial Statements.

                  2. Financial Statement Schedules

                     No consolidated financial statement schedules are presented because the schedules are not required, the information is not present, or not present in amounts sufficient to require submission of the schedules or the required information is included in the Consolidated Financial Statements.

                  3. Exhibits Required to be Filed by Item 601 of Regulation
                     S-K.

                     The information required by this paragraph is contained in the Index of Exhibits to this report.

             (b)  Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2003.

                              CONTINENTAL GLOBAL GROUP, INC.

                              By:  /s/ Robert W. Hale
                                   -----------------------
                              Name: Robert W. Hale
                              Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                            Title                         Date

/s/ Robert W. Hale                            President and Chief Executive Officer                March 31, 2003
-----------------------------------------     (Principal Executive Officer)
Robert W. Hale

/s/ Jimmy L. Dickinson                        Vice President and Chief Financial Officer           March 31, 2003
-----------------------------------------     (Principal Financial Officer and Principal
Jimmy L. Dickinson                             Accounting Officer)


/s/ Edward F. Crawford                        Director                                             March 31, 2003
-----------------------------------------
Edward F. Crawford

/s/ Donald F. Hastings                        Director                                             March 31, 2003
-----------------------------------------
Donald F. Hastings

/s/ C. Wesley McDonald                        Director                                             March 31, 2003
-----------------------------------------
C. Wesley McDonald

/s/ Robert J. Tomsich                         Director                                             March 31, 2003
-----------------------------------------
Robert J. Tomsich

/s/ James W. Wert                             Director                                             March 31, 2003
-----------------------------------------
James W. Wert

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form of proxy, or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

CERTIFICATIONS

I, Robert W. Hale, certify that:

   1. I have reviewed this annual report on Form 10-K of Continental Global Group, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                    /s/ Robert W. Hale
                                         ------------------------------------
                                         Robert W. Hale
                                         President and Chief Executive Officer

CERTIFICATIONS

I, Jimmy L. Dickinson, certify that:

   1. I have reviewed this annual report on Form 10-K of Continental Global Group, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003             /s/ Jimmy L. Dickinson
                                  ------------------------------------------
                                  Jimmy L. Dickinson
                                  Vice President and Chief Financial Officer

                         Continental Global Group, Inc.

                                    Form 10-K

                                Index of Exhibits

  Exhibit
   Number     Description of Exhibit

    3.1
    (a)       Certificate of Incorporation of Continental Global Group, Inc., as currently in effect.     *

    (b)       Certificate of Amendment of Certificate of Incorporation of Continental Global Group,
              Inc. (Filed as Exhibit 3.1(b) to the Company's Form 10-Q for the quarter ended September
              30, 2000, and is incorporated herein by reference.)

    3.2       By-Laws of Continental Global Group, Inc., as currently in effect.                          *

    3.3       Certificate of Incorporation of Continental Conveyor & Equipment Company, as currently      *
              in effect.

    3.4       By-Laws of Continental Conveyor & Equipment Company, as currently in effect.                *

    3.5       Certificate of Incorporation of Goodman Conveyor Company, as currently in effect.           *

    3.6       By-Laws of Goodman Conveyor Company, as currently in effect.                                *

    4.1       Indenture, dated as of April 1, 1997, among Continental Global                              *
              Group, Inc., Continental Conveyor & Equipment Company, Goodman
              Conveyor Company, and the Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).

    10.1 Amended and Restated Credit Facility and Security Agreement, dated as of July 25, 2002, among Bank One, NA, Continental Conveyor &
              Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit
              10.1 to the Company's Form 10-Q for the quarter ended September
              30, 2002, and is incorporated herein by reference.)

    10.2      Management Agreement, dated as of April 1, 1997, between Continental Global Group, Inc.     *
              and Nesco, Inc.

    10.3      Employment Agreement, effective November 4, 2002, between Continental Global Group, Inc.
              and Robert Hale.

    10.4      Continental Global Group, Inc. Phantom Stock Plan dated as of November 4, 2002.

     12       Statement regarding computation of ratio of earnings to fixed charges

     21       Subsidiaries of registrant

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