Form 10-Q
period 2003-06-30
GOODMAN CONVEYOR CO; CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC
filed 2003-08-14
CIK 1039786, 24008, 1039785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the Quarterly Period Ended June 30, 2003

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

As of July 31, 2003, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                                 Page
Part I      Financial Information                                                                              Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              June 30, 2003 and December 31, 2002                                                   2

                              Condensed Consolidated Statements of Operations
                              Three Months and Six Months ended June 30, 2003 and 2002                              3

                              Condensed Consolidated Statements of Cash Flows
                              Six Months ended June 30, 2003 and 2002                                               4

                              Notes to Condensed Consolidated Financial Statements                               5-14

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        15-20

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           21

            Item 4            Controls and Procedures                                                              21

Part II     Other Information

            Item 6            Exhibits and Reports on Form 8-K                                                     22

            Signatures                                                                                             23

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets

                                                                          June 30            December 31
                                                                            2003                 2002
                                                                    -------------------- --------------------
                                                                          (Unaudited)           (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                           $     2,765,994        $   5,635,042
   Accounts receivable, net                                                 42,050,534           25,634,100
   Inventories                                                              27,063,430           27,752,503
   Deferred income taxes                                                        24,905               25,893
   Other current assets                                                      1,817,461            1,959,369
                                                                    -------------------- --------------------
Total current assets                                                        73,722,324           61,006,907

Property, plant and equipment                                               30,116,653           28,681,527
Less accumulated depreciation                                               17,284,638           15,800,206
                                                                    -------------------- --------------------
                                                                            12,832,015           12,881,321

Goodwill                                                                    13,547,210           13,155,269
Deferred financing costs                                                     1,949,633            2,209,584
Other assets                                                                   399,583              414,400
                                                                    -------------------- --------------------
                                                                         $ 102,450,765         $ 89,667,481
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                         $  19,673,503         $ 11,285,602
   Trade accounts payable                                                   28,763,664           20,039,041
   Accrued compensation and employee benefits                                5,066,560            4,974,168
   Accrued interest on senior notes                                          3,300,000            3,300,000
   Other accrued liabilities                                                 7,216,364            6,696,110
   Current maturities of long-term obligations                               1,140,209            1,010,032
                                                                    -------------------- --------------------
Total current liabilities                                                   65,160,300           47,304,953

Pension obligations                                                          2,855,636            2,645,640
Deferred income taxes                                                          639,225              561,420
Senior notes                                                               120,000,000          120,000,000
Other long-term obligations, less current maturities                         1,910,044            1,876,928

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                               1                    1
   Paid-in capital                                                           1,993,687            1,993,687
   Accumulated deficit                                                     (83,493,475)         (77,654,146)
   Accumulated other comprehensive loss                                     (6,614,653)          (7,061,002)
                                                                    -------------------- --------------------
                                                                           (88,114,440)         (82,721,460)
                                                                    -------------------- --------------------
                                                                         $ 102,450,765         $ 89,667,481
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations

                                            Three months ended June 30             Six months ended June 30
                                              2003             2002                  2003             2002
                                        -----------------------------------   -----------------------------------
                                                    (Unaudited)                           (Unaudited)

Net sales                                  $ 57,010,585     $ 46,102,465         $ 99,583,521     $ 91,646,096
Cost of products sold                        48,817,808       37,678,619           85,444,448       75,278,200
                                        -----------------------------------   -----------------------------------
Gross profit                                  8,192,777        8,423,846           14,139,073       16,367,896

Operating expenses:
   Selling and engineering                    3,335,664        3,376,215            6,548,618        6,794,291
   General and administrative                 2,475,205        2,267,449            5,028,021        4,382,067
   Management fee                               144,203          166,657              180,212          314,422
   Amortization expense                           6,590           30,127               13,181           59,941
   Restructuring charges                         43,919                -               57,924                -
                                        -------------------------------------------------------------------------
Total operating expenses                      6,005,581        5,840,448           11,827,956       11,550,721
                                        -------------------------------------------------------------------------
Operating income                              2,187,196        2,583,398            2,311,117        4,817,175

Other expenses:
   Interest expense                           3,909,792        3,869,386            7,640,549        7,670,890
   Interest income                               (3,636)         (51,257)             (12,792)        (104,228)
   Miscellaneous, net                           332,623            9,153              522,689           41,435
                                        -----------------------------------   -----------------------------------
Total other expenses                          4,238,779        3,827,282            8,150,446        7,608,097
                                        -----------------------------------   -----------------------------------
Loss before income taxes and
   cumulative effect of change in
   accounting principle                      (2,051,583)      (1,243,884)          (5,839,329)      (2,790,922)
Income tax benefit                                    -                -                    -         (340,518)
                                        -----------------------------------   -----------------------------------
Loss before cumulative effect of
   change in accounting principle            (2,051,583)      (1,243,884)          (5,839,329)      (2,450,404)
Cumulative effect of change in
   accounting principle                               -                -                    -       (3,850,000)
                                        -----------------------------------   -----------------------------------

Net loss                                   $ (2,051,583)    $ (1,243,884)        $ (5,839,329)    $ (6,300,404)
                                        ===================================   ===================================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                                                          Six months ended June 30
                                                                         2003                   2002
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)
Operating activities:
   Net loss                                                             $ (5,839,329)         $  (6,300,404)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Provision for depreciation and amortization                           1,112,901              1,156,837
     Amortization of deferred financing costs                                259,951                259,952
     Cumulative effect of change in accounting principle                           -              3,850,000
     Deferred income taxes                                                         -               (340,518)
     Loss on disposal of assets                                               36,957                 16,494
     Changes in operating assets and liabilities                          (5,932,611)              (912,468)
                                                                 ---------------------- ---------------------
Net cash used in operating activities                                    (10,362,131)            (2,270,107)
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                              (240,848)              (416,602)
   Proceeds from sale of property, plant, and equipment                       55,179                 28,937
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                       (185,669)              (387,665)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase in borrowings on notes payable                             7,938,839                488,419
   Principal payments on long-term obligations                              (292,369)              (517,317)
                                                                 ---------------------- ---------------------
Net cash provided by (used in) financing activities                        7,646,470                (28,898)
Effect of exchange rate changes on cash                                       32,282                (14,276)
                                                                 ---------------------- ---------------------
Decrease in cash and cash equivalents                                     (2,869,048)            (2,700,946)
Cash and cash equivalents at beginning of period                           5,635,042             14,671,806
                                                                 ---------------------- ---------------------
Cash and cash equivalents at end of period                              $  2,765,994           $ 11,970,860
                                                                 ====================== =====================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2003

A.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2002, included in the Form 10-K filed by the Company on March 31, 2003.

Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation.

In the fourth quarter of 2002, the Company recorded a non-cash impairment write-down for goodwill of $3,850,000 in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". This transition adjustment has been reported as a cumulative effect of a change in accounting principle. The Company has restated the results of operations for the six months ended June 30, 2002 to reflect this goodwill impairment as of January 1, 2002.

B.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.   Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 69% and 63% of inventories at June 30, 2003 and December 31, 2002, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,457,000 at June 30, 2003 and December 31, 2002.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2003


D.   Warranty Costs

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

                                                  2003
                                            -----------------
Balance as of January 1                         $ 1,678,002
Warranties issued during the period                 413,818
Settlements made during the period                 (698,977)
Effect of exchange rate changes                      51,447
                                            -----------------
Balance as of June 30                           $ 1,444,290
                                            =================


E.   Restructuring Charges

The Company incurred additional restructuring charges of approximately $58,000 for the six months ended June 30, 2003 related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of relocation costs associated with the merger of certain domestic facilities. Total restructuring charges incurred to date pertaining to the actions started by the Company in 2002 are approximately $698,000. As part of this restructuring, during 2003, the Company plans to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The Company expects the additional cost of this restructuring to be approximately $450,000. These charges consist primarily of severance and relocation costs and will be expensed as incurred. As of June 30, 2003, the Company has paid approximately $160,000 of the charges incurred to date.

F.   Comprehensive Loss

The components of comprehensive loss for the three months and six months ended June 30, 2003 and 2002 are as follows:

                                             Three months ended June 30            Six months ended June 30
                                                2003             2002               2003             2002
                                          ----------------------------------   ---------------------------------

Net loss                                     $ (2,051,583)    $ (1,243,884)      $ (5,839,329)   $ (6,300,404)
Other comprehensive income (loss):
   Foreign currency translation
     adjustment                                   217,732          542,066            368,919         765,940
   Change in fair value of cash flow
     hedges (net of tax)                           34,167           20,768             77,430          20,768
                                          ----------------------------------   ---------------------------------
Comprehensive loss                           $ (1,799,684)    $   (681,050)      $ (5,392,980)   $ (5,513,696)
                                          ==================================   =================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2003


G.   Income Taxes

Income taxes are provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes". For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis. The Company's effective tax rate differs from the statutory rate in the United States due to losses incurred without a corresponding tax benefit.

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa, which are subject to income taxes in their respective countries.

H.   Segment Information

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

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2003


H.  Segment Information (Continued)

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

                                                   Three months ended June 30        Six months ended June 30
                                                      2003            2002             2003             2002
                                                -------------------------------------------------------------------
                                                         (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                                 $ 50,071         $ 37,428        $ 86,766         $ 75,432
   Manufactured housing products                         6,638            8,444          12,306           15,658
   Other                                                   302              230             512              556
                                                -------------------------------------------------------------------
Total net sales                                       $ 57,011         $ 46,102        $ 99,584         $ 91,646
                                                ===================================================================

Segment operating income:
   Conveyor equipment                                 $  2,199         $  2,433        $  2,532         $  4,644
   Manufactured housing products                           467              541             651              923
   Other                                                    87               21             164               55
                                                -------------------------------------------------------------------
Total segment operating income                           2,753            2,995           3,347            5,622
   Management fee                                          144              167             180              314
   Amortization expense                                      7               30              13               60
   Restructuring charges                                    44                -              58                -
   Corporate expense                                       371              215             785              431
                                                -------------------------------------------------------------------
Total operating income                                   2,187            2,583           2,311            4,817
   Interest expense                                      3,910            3,869           7,640            7,671
   Interest income                                          (4)             (51)            (13)            (104)
   Miscellaneous, net                                      333                9             523               41
                                                -------------------------------------------------------------------
Loss before income taxes                              $ (2,052)        $ (1,244)       $ (5,839)        $ (2,791)
                                                ===================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2003


I.   Guarantor and Non-Guarantor Subsidiaries

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

Summarized consolidating balance sheets as of June 30, 2003 and December 31, 2002 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
June 30, 2003:                  The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $  2,057        $    706        $      3       $       -       $    2,766
   Accounts receivable, net               -          29,595          12,604            (148)          42,051
   Inventories                            -          22,400           4,663               -           27,063
   Deferred income taxes                 81               -             331            (387)              25
   Other current assets                 168             479           1,175              (5)           1,817
                              -------------------------------------------------------------------------------
Total current assets                  2,306          53,180          18,776            (540)          73,722
Property, plant, and
   equipment, net                         -           8,406           4,426               -           12,832
Goodwill                                  -          12,806             741               -           13,547
Investment in subsidiaries           60,009          20,001               -         (80,010)               -
Deferred financing costs              1,950               -               -               -            1,950
Other assets                         11,231           1,824               -         (12,655)             400
                              -------------------------------------------------------------------------------
Total assets                       $ 75,496        $ 96,217        $ 23,943       $ (93,205)       $ 102,451
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -        $ 14,792        $  5,530       $    (649)       $  19,673
   Trade accounts payable                38          20,978           7,879            (131)          28,764
   Accrued compensation and
     employee benefits                    -           3,792           1,275               -            5,067
   Accrued interest                   3,300               -               -               -            3,300
   Other accrued liabilities            638           4,138           3,236            (796)           7,216
   Current maturities of
     long-term obligations                -           1,058              82               -            1,140
                              -------------------------------------------------------------------------------
Total current liabilities             3,976          44,758          18,002          (1,576)          65,160
Pension obligation                        -           2,856               -               -            2,856
Deferred income taxes                     -          11,570               -         (10,931)             639
Senior Notes                        120,000               -               -               -          120,000
Other long-term obligations               -           1,708           1,091            (889)           1,910
Stockholder's equity
(deficit)                           (48,480)         35,325           4,850         (79,809)         (88,114)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 75,496        $ 96,217        $ 23,943       $ (93,205)       $ 102,451
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2003


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

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
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2003


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months and six months ended June 30, 2003 and 2002, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended  June 30, 2003:
Net sales                                    $      -     $ 47,349          $ 9,847        $ (185)     $ 57,011
Cost of products sold                               -       39,950            9,053          (185)       48,818
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        7,399              794             -         8,193
Total operating expenses                          448        4,320            1,238             -         6,006
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (448)       3,079             (444)            -         2,187
Interest expense                                3,433          395               82             -         3,910
Interest income                                    (4)           -                -             -            (4)
Miscellaneous, net                                153          195              (15)            -           333
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (4,030)       2,489             (511)            -        (2,052)
Income tax expense (benefit)                     (842)         842                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (3,188)    $  1,647          $  (511)       $    -      $ (2,052)
                                          ============= ============= =============== ============= =============



                                                         Combined        Combined
                                                         Guarantor     Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended  June 30, 2002:
Net sales                                    $      -     $ 36,426          $ 9,676          $  -      $ 46,102
Cost of products sold                               -       29,503            8,175             -        37,678
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        6,923            1,501             -         8,424
Total operating expenses                          225        4,595            1,021             -         5,841
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (225)       2,328              480             -         2,583
Interest expense                                3,439          421                9             -         3,869
Interest income                                   (51)           -                -             -           (51)
Miscellaneous, net                                 (5)          19               (5)            -             9
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (3,608)       1,888              476             -        (1,244)
Income tax expense (benefit)                     (710)         710                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (2,898)    $  1,178          $   476          $  -      $ (1,244)
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2003


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)


                                                         Combined        Combined
                                                         Guarantor     Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Six months ended  June 30, 2003:
Net sales                                    $      -     $ 80,902         $ 18,893        $ (211)     $ 99,584
Cost of products sold                               -       68,148           17,508          (211)       85,445
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       12,754            1,385             -        14,139
Total operating expenses                          897        8,551            2,380             -        11,828
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (897)       4,203             (995)            -         2,311
Interest expense                                6,868          633              139             -         7,640
Interest income                                   (13)           -                -             -           (13)
Miscellaneous, net                                323          219              (19)            -           523
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (8,075)       3,351           (1,115)            -        (5,839)
Income tax expense (benefit)                   (1,240)       1,240                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (6,835)    $  2,111         $ (1,115)       $    -      $ (5,839)
                                          ============= ============= =============== ============= =============


                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Six months ended  June 30, 2002:
Net sales                                    $      -     $ 73,957         $ 17,689          $  -      $ 91,646
Cost of products sold                               -       60,106           15,172             -        75,278
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       13,851            2,517             -        16,368
Total operating expenses                          451        9,055            2,045             -        11,551
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (451)       4,796              472             -         4,817
Interest expense                                6,880          762               29             -         7,671
Interest income                                  (104)           -                -             -          (104)
Miscellaneous, net                                  -           29               12             -            41
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle                        (7,227)       4,005              431             -        (2,791)
Income tax expense (benefit)                   (1,837)       1,496                -             -          (341)
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before cumulative effect
   of change in accounting principle           (5,390)       2,509              431             -        (2,450)
Cumulative effect of change in
   accounting principle                             -       (3,850)               -             -        (3,850)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (5,390)    $ (1,341)        $    431          $  -      $ (6,300)
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2003


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating cash flow statements for the six months ended June 30, 2003 and 2002, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                        Combined        Combined
                                                        Guarantor     Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------
Six months ended June 30, 2003:
Net cash provided by (used in)
   operating activities                     $ (7,892)      $   132        $ (2,633)        $  31     $ (10,362)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (127)           (114)            -          (241)
   Proceeds from sale of property,
     plant, and equipment                          -            52               3             -            55
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -           (75)           (111)            -          (186)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -         4,995           2,944             -         7,939
   Principal payments on long-term
     obligations                                   -          (256)            (36)            -          (292)
   Distributions for interest on
     senior notes                              5,600        (5,600)              -             -             -
   Intercompany loan activity                   (175)          355            (180)            -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                        5,425          (506)          2,728             -         7,647
Exchange rate changes on cash                      -            46              17           (31)           32
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                (2,467)         (403)              1             -        (2,869)
Cash and cash equivalents at beginning
   of period                                   4,524         1,109               2             -         5,635
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                   $  2,057       $   706       $       3          $  -      $  2,766
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2003


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                        Combined        Combined
                                                        Guarantor     Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Six months ended June 30, 2002:
Net cash provided by (used in)
   operating activities                    $  (7,381)      $ 4,574           $ 529          $  8     $  (2,270)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (222)           (195)            -          (417)
   Proceeds from sale of property,
     plant, and equipment                          -            17              12             -            29
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -          (205)           (183)            -          (388)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -           130             358             -           488
   Principal payments on long-term
     obligations                                   -          (503)            (14)            -          (517)
   Distributions for interest on
     senior notes                              5,900        (5,900)              -             -             -
   Intercompany loan activity                      -         1,252          (1,252)            -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                        5,900        (5,021)           (908)            -           (29)
Exchange rate changes on cash                      -            36             (42)           (8)          (14)
                                         ------------- ------------- --------------- ------------- -------------
Decrease in cash and cash equivalents         (1,481)         (616)           (604)            -        (2,701)
Cash and cash equivalents at beginning
   of period                                  12,548         1,518             606             -        14,672
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                   $ 11,067       $   902           $   2          $  -      $ 11,971
                                         ============= ============= =============== ============= =============


J.   Subsequent Events

At June 30, 2003, the Company was in violation of certain of its financial covenants under its domestic revolving credit facility. The Company received a waiver of these violations. Prior to June 30, 2003, the Company's domestic credit facility had been extended until August 31, 2003. On August 12, 2003, the Company successfully completed negotiations of an amended $26 million revolving credit facility. The amended revolving credit facility has a maturity date of July 31, 2004. The availability under this revolving credit facility is equal to the sum of (i) 85% of eligible accounts receivable and (ii) 55% of eligible inventory. The amended revolving credit facility continues to be guaranteed by the Company and secured by a lien on substantially all of the assets of CCE and GCC. In addition, the amended revolving credit facility contains certain financial covenants that are more favorable to the Company than the financial covenants under its previous agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K dated March 31, 2003.

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

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and six months ended June 30, 2003 and 2002.

                               Three months ended          Six months ended
                                    June 30                     June 30
                            -------------------------- -------------------------
                                2003        2002            2003        2002

Net sales                      100.0%      100.0%          100.0%       100.0%
Cost of products sold           85.6        81.7            85.8         82.1
Gross profit                    14.4        18.3            14.2         17.9
SG&A expenses                   10.2        12.2            11.6         12.2
Management fee                   0.3         0.4             0.2          0.3
Amortization expense             -           0.1             -            0.1
Restructuring charges            0.1         -               0.1          -
Operating income                 3.8         5.6             2.3          5.3


Three months ended June 30, 2003, compared to three months ended June 30, 2002:

Net Sales
---------
Net sales for the quarter increased $10.9 million, or 24%, from $46.1 million in 2002 to $57.0 million in 2003. Of this increase, $3.4 million is due to changes in the foreign currency translation rates. Net sales in the domestic operations of the Company's conveyor equipment segment increased $3.6 million due to increased sales in the mining equipment business of $1.8 million and increased sales in the engineered systems business of $1.8 million as a result of shipping a significant project in the second quarter of 2003. Net sales in the foreign operations of the Company's conveyor equipment segment increased $9.0 million. Adjusting for the effect of the changes in foreign currency translation rates, net sales in the Company's Australian subsidiary increased $6.9 million. This was offset by a decrease in net sales in the Company's United Kingdom subsidiary of $1.3 million. The sales increase in Australia was the result of new mining projects. The decrease in sales in the United Kingdom was the result of volume decreases in the standard manufactured products business and sales to the tunneling industry. Net sales in the Company's manufactured housing segment decreased $1.8 million due to the decrease by the Company's customers in the production and shipment of manufactured homes. Based upon the Manufactured Housing Institute's economic report for May 2003, quarter over quarter production and shipment of manufactured homes is down 27%. Net sales in the Company's other segment increased $0.1 million.

Gross Profit
------------
Gross profit for the quarter decreased $0.2 million, or 2%, from $8.4 million in 2002, to $8.2 million in 2003. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $0.1 million due to reduced profit margins in the mining equipment business which primarily resulted from the Company's inability to pass through raw material price increases, predominantly in steel and steel-related products, occurring in the second half of 2002. Gross profit in the foreign operations of the Company's conveyor equipment segment decreased $0.1 million due to a decrease at the United Kingdom subsidiary of $0.8 million, offset by an increase in the Australian subsidiary of $0.7 million. The decrease in gross profit in the United Kingdom resulted from lower gross margins in complete conveyor systems and reduced sales volume of the higher margin standard manufactured products business. The increase in gross profit in Australia resulted from the increase in sales.

Gross profit as a percentage of net sales decreased from 18.3% in 2002 to 14.4% in 2003. This decline was primarily attributable to the lower margins on mining equipment business in the Company's domestic operations of the conveyor equipment segment and the decreased profit margins in the United Kingdom.

SG&A Expenses
-------------
SG&A expenses for the quarter increased $0.2 million, or 3%, from $5.6 million in 2002 to $5.8 million in 2003. SG&A expenses in the domestic operations of the Company's conveyor equipment segment decreased $0.4 million due to a reduction in sales personnel and administrative expenses. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $0.4 million; $0.3 million of this increase can be attributed to changes in the foreign currency translation rates. Corporate expenses increased $0.2 million due to higher insurance costs and increased personnel expenses.

Operating Income
----------------
Operating income for the quarter decreased $0.4 million, or 15%, from $2.6 million in 2002 to $2.2 million in 2003. This decrease resulted from the $0.2 million decrease in gross profit combined with the $0.2 million increase in SG&A expenses.

Six months ended June 30, 2003, compared to six months ended June 30, 2002:

Net Sales
---------
Net sales for the six-month period increased $8.0 million, or 9%, from $91.6 million in 2002 to $99.6 million in 2003. Of this increase, $5.5 million is due to changes in the foreign currency translation rates. Net sales in the domestic operations of the Company's conveyor equipment segment increased $1.3 million due primarily to increased sales in the engineered systems business as a result of shipping a significant project in the second quarter of 2003. Net sales in the foreign operations of the Company's conveyor equipment increased $10.0 million. Adjusting for the effect of the changes in foreign currency translation rates, net sales in Australia and South Africa increased $5.9 million and $0.2 million, respectively. This was offset by a decrease in net sales in the United Kingdom of $1.6 million. The sales increase in Australia was due to sales of conveyor equipment for new mining projects. The increase in sales in South Africa resulted from increased sales of conveyor components in the coal industry. The decrease in sales in the United Kingdom resulted from sales decreases in the standard manufactured products business and sales to the tunneling industry. Net sales in the Company's manufactured housing segment decreased $3.3 million due to the decrease by the Company's customers in the production and shipment of manufactured homes. Based upon the Manufactured Housing Institute's economic report for May 2003, year over year production and shipment of manufactured homes is down 27%.

Gross Profit
------------
Gross profit for the six-month period decreased $2.2 million, or 13%, from $16.3 million in 2002 to $14.1 million in 2003. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $1.5 million due to a decline in profit margins in the mining equipment business which primarily resulted from the Company's inability to pass through raw material price increases, predominantly in steel and steel-related products, occurring in the second half of 2002. Gross profit in the foreign operations of the Company's conveyor equipment segment decreased $0.5 million due to a decrease in the United Kingdom of $1.3 million, offset by increases in Australia and South Africa of $0.6 million and $0.2 million, respectively. The decrease in gross profit in the United Kingdom resulted from lower profit margins in complete conveyor systems and reduced sales volume of the higher margin standard manufactured products business. The increases in Australia and South Africa resulted from increased sales and favorable changes in the foreign currency translation rates. Gross profit in the Company's manufactured housing segment decreased $0.2 million due to the decrease in net sales.

Gross profit as a percentage of net sales decreased from 17.9% in 2002 to 14.2% in 2003. This decline primarily resulted from the lower margins on mining equipment business in the Company's domestic operations of the conveyor equipment segment and the decreased profit margins in the United Kingdom.

SG&A Expenses
-------------
SG&A expenses for the six-month period increased $0.4 million, or 4%, from $11.2 million in 2002 to $11.6 million in 2003. SG&A expenses in the domestic operations of the conveyor equipment segment decreased $0.8 million, primarily due to a $0.5 million decline in selling expenses as a result of reduced sales personnel and related expenses and a $0.3 million decline in administrative expenses. SG&A expenses in the foreign operations increased $0.8 million. Of this increase in the foreign operations, $0.6 million resulted from changes in foreign currency translation rates. Corporate expenses increased $0.4 million, primarily due to increased insurance and personnel expenses.

Operating Income
----------------
Operating income for the six-month period decreased $2.5 million, or 52%, from $4.8 million in 2002 to $2.3 million in 2003. This decrease resulted from the $2.2 million decrease in gross profit combined with the $0.4 million increase in SG&A expenses, partially offset by a $0.1 million decrease in management fees.

Restructuring Charges
---------------------
The Company incurred additional restructuring charges of approximately $0.1 million for the six months ended June 30, 2003 related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of relocation costs associated with the merger of certain domestic facilities. Total restructuring charges incurred to date pertaining to the actions started by the Company in 2002 are approximately $0.7 million. As part of this restructuring, during 2003, the Company plans to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The Company expects the additional cost of this restructuring to be approximately $0.5 million. These charges consist primarily of severance and relocation costs and will be expensed as incurred. As of June 30, 2003, the Company has paid approximately $0.2 million of the charges incurred to date.

Cumulative Effect of Change in Accounting Principle
---------------------------------------------------
In the fourth quarter of 2002, the Company recorded a non-cash impairment write-down for goodwill of approximately $3.9 million in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". This transition adjustment has been reported as a cumulative effect of a change in accounting principle. The Company has restated the results of operations for the six months ended June 30, 2002 to reflect this goodwill impairment as of January 1, 2002.

Backlog
-------
Backlog at June 30, 2003 was $47.5 million, an increase of $5.4 million, or 13%, from $42.1 million at December 31, 2002 and a decrease of $5.2 million, or 10%, from $52.7 million at March 31, 2003. At June 30, 2003, backlog in the domestic operations of the Company's conveyor equipment segment was $15.2 million, a decrease of $5.7 million from March 31, 2003, and backlog in the foreign operations of the Company's conveyor equipment segment was $32.3 million, an increase of $0.5 million from March 31, 2003. Management believes that approximately 75% of the backlog will be shipped in 2003.

Liquidity and Capital Resources

Net cash used in operating activities was $10.4 million and $2.3 million for the six months ending June 30, 2003 and 2002, respectively. Net cash used in operating activities in 2003 resulted primarily from a net loss of $5.8 million and a net increase in operating assets and liabilities of $5.9 million, partially offset by non-cash expenses of $1.3 million. The net increase in operating assets and liabilities is primarily due to the significant increase in trade accounts receivables which resulted from higher sales in the second quarter of 2003 compared to the fourth quarter of 2002. Net cash used in operating activities in 2002 resulted from a net loss of $6.3 million and a net increase in operating assets and liabilities of $0.9 million partially offset by non-cash expenses of $4.9 million.

Net cash used in investing activities was $0.2 million and $0.4 million for the six months ending June 30, 2003 and 2002, respectively, and represents net purchases of property, plant, and equipment for both years.

Net cash provided by (used in) financing activities was $7.6 million and $(0.03) million for the six months ending June 30, 2003 and 2002, respectively. Net cash provided by financing activities in 2003 resulted from a net increase in borrowings on notes payable of $7.9 million offset by principal payments on long-term obligations of $0.3 million. Net borrowings on notes payable under the Company's domestic credit facility increased $5.0 million while net borrowings on notes payable under the Company's various credit facilities at the foreign subsidiaries increased $2.9 million. Net cash used in financing activities in 2002 represented principal payments on long-term obligations of $0.52 million offset by a net increase in borrowings on notes payable of $0.49 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company anticipates that capital expenditures in 2003 will be less than those made in 2002. The Company anticipates that its debt service requirements in 2003 (not including principal obligations under the Company's credit facilities) will be approximately $16.0 million. In addition, as of June 30, 2003, the Company's domestic and foreign credit facilities had outstanding principle balances of approximately $13.1 million and $6.6 million, respectively.

The Company's United Kingdom subsidiary completed negotiations during the second quarter of 2003 on an amended credit facility. The amended facility increases the credit limit to (pound) 3.3 million and has a maturity date of April 30, 2004. The credit facility of the Company's Australian facility matures on August 31, 2003 and the Company expects to successfully complete negotiations for a new agreement in the third quarter of 2003.

At June 30, 2003, the Company was in violation of certain of its financial covenants under its domestic credit facility. The Company received a waiver of these violations. Prior to June 30, 2003, the Company's domestic credit facility had been extended until August 31, 2003. Since June 30, 2003, the Company has successfully completed negotiations of an amended credit facility. The amended credit facility has a maturity date of July 31, 2004 and contains financial covenants that are more favorable to the Company. However, notwithstanding the amended credit facility, the Company will need to materially improve its results of operations in order to both meet its future debt service requirements and remain in compliance with its financial covenants under the amended credit facility. Failure to materially improve operations will impact the Company's ability to borrow under the amended credit facility and to meet its future working capital and debt service requirements.

At June 30, 2003, the Company had cash and cash equivalents of approximately $2.8 million and approximately $9.8 million available for use under its domestic credit facility, representing approximately $12.6 million of liquidity. On October 1, 2003, the Company will be required to make a semi-annual interest payment of $6.6 million on its $120 million of outstanding Senior Notes due 2007. The Company intends to utilize its current financial resources (cash and cash equivalents and available bank borrowings) and anticipated funds from operations to fund the October 2003 interest payment. The Company's Board of Directors is presently exploring alternative methods of enhancing the Company's short and long-term liquidity position, including refinancing its outstanding Senior Notes, in order to meet its working capital and debt service obligations in the future. Failure to refinance the Senior Notes or to otherwise take steps to improve the Company's liquidity position could materially impact the Company's ability to meet its short and long-term working capital and debt service requirements.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases to stockholder's equity (deficit) of approximately $0.4 million and $0.8 million for the six months ended June 30, 2003 and 2002.

Cautionary Statement for Safe Harbor Purposes

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward looking statements are subject to uncertainties and factors relating to the Company's operations and business environment which are outside the Company's control, such as the continued availability of funds under the Company's credit facilities. All such uncertainties and factors are difficult to predict and could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

In addition, the Company's future results of operations, financial condition, liquidity and capital resources could be materially adversely affected by, among other things, the economic and political uncertainties or prolonged economic recession.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The following table provides information about the Company's Senior Notes. The table presents principal cash flows and interest rate by expected maturity date.

                                   Interest Rate Sensitivity
                             Principal Amount by Expected Maturity
                                     Average Interest Rate
                                                                                      Fair
                                                                                      Value,
(dollars in thousands)        2003    2004     2005     2006      2007       Total    6/30/03
------------------------------------------------------------------------------------------------

Long-Term Obligations,
   including current
   portion
     Fixed Rate                  $ -     $ -      $ -      $ -   $ 120,000 $ 120,000   $ 54,000
     Average interest rate       11%     11%      11%      11%         11%


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

Item 4.    Controls and Procedures

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits: Refer to the index of exhibits.

           (b) No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CONTINENTAL GLOBAL GROUP, INC.

                              By:  /s/ Jimmy L. Dickinson
                                   ----------------------
                                   Jimmy L. Dickinson

                                   Vice President and Chief Financial Officer
                                   (As duly authorized representative and as Principal Financial and Accounting Officer)

                              CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                              By:  /s/ Jimmy L. Dickinson
                                   ----------------------
                                   Jimmy L. Dickinson

                                   Vice President - Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                              GOODMAN CONVEYOR COMPANY

                              By:  /s/ J. Mark Etchberger
                                   ----------------------
                                   J. Mark Etchberger

                                   Controller (As duly authorized representative and as Principal Financial and Accounting Officer)


Date:  August 13, 2003

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

    10.2      Management Agreement, dated as of April 1, 1997, between        *
              Continental Global Group, Inc. and Nesco, Inc.

    10.3 Employment Agreement, effective November 4, 2002, between Continental Global Group, Inc. and Robert Hale. (Filed as
              Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference.)

    10.4 Continental Global Group, Inc. Phantom Stock Plan dated as of November 4, 2002. (Filed as Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference.)

    10.5 Second Amendment to Amended and Restated Credit Facility and Security Agreement, effective as of August 12, 2003, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company.

    31.1      Certification of the Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2      Certification of the Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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