Form 10-Q
period 2006-09-30
GOODMAN CONVEYOR CO; CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC
filed 2006-11-14
CIK 1039786, 24008, 1039785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of October 31, 2006, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                                 Page
Part I      Financial Information                                                                              Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              September 30, 2006 and December 31, 2005                                              2

                              Condensed Consolidated Statements of Income
                              Three Months and Nine Months ended September 30, 2006 and 2005                        3

                              Condensed Consolidated Statements of Cash Flows
                              Nine Months ended September 30, 2006 and 2005                                         4

                              Notes to Condensed Consolidated Financial Statements                               5-14

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        15-21

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           22

            Item 4            Controls and Procedures                                                              22

Part II     Other Information

            Item 1            Legal Proceedings                                                                    23

            Item 1A           Risk Factors                                                                         23

            Item 6            Exhibits                                                                             23

            Signatures                                                                                             24

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets

                                                                          September 30          December 31
                                                                              2006                 2005
                                                                    -------------------- --------------------
                                                                          (Unaudited)            (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                            $   1,217,345        $     543,400
   Accounts receivable, net                                                64,324,678           49,294,104
   Inventories                                                             48,133,547           42,170,889
   Deferred income taxes                                                    1,981,627            1,466,751
   Other current assets                                                     1,428,949            1,980,832
                                                                    -------------------- --------------------
Total current assets                                                      117,086,146           95,455,976

Property, plant and equipment                                              37,986,738           35,387,432
Less accumulated depreciation                                              23,173,278           21,821,194
                                                                    -------------------- --------------------
                                                                           14,813,460           13,566,238

Goodwill                                                                   13,853,162           13,789,054
Deferred financing costs                                                      259,951              649,878
Other assets                                                                  696,531              745,199
                                                                    -------------------- --------------------
                                                                        $ 146,709,250        $ 124,206,345
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                        $   4,902,797        $  12,485,090
   Trade accounts payable                                                  35,679,192           33,797,142
   Accrued compensation and employee benefits                               9,657,562            7,270,396
   Accrued interest on senior notes                                           590,150              295,075
   Other accrued liabilities                                               16,034,335            9,376,016
   Management fees payable to Nesco, Inc.                                   4,847,896            2,996,054
   Income taxes payable                                                     1,069,274            2,942,570
   Current maturities of long-term obligations                             19,285,811            7,829,379
                                                                    -------------------- --------------------
Total current liabilities                                                  92,067,017           76,991,722

Pension obligations                                                         1,062,054            1,483,305
Deferred income taxes                                                       4,652,858            4,790,887
Senior notes                                                               77,513,405           91,316,624
Note payable to N.E.S. Investment Co.                                      14,042,735           13,171,985
Other long-term obligations, less current maturities                        4,504,626            4,697,353

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (42,877,150)         (63,536,195)
   Accumulated other comprehensive loss                                    (6,249,983)          (6,703,024)
                                                                    -------------------- --------------------
                                                                          (47,133,445)         (68,245,531)
                                                                    -------------------- --------------------
                                                                        $ 146,709,250        $ 124,206,345
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                   Condensed Consolidated Statements of Income

                                                  Three months ended                     Nine months ended
                                                     September 30                           September 30
                                                 2006             2005                 2006              2005
                                         ----------------------------------   -------------------------------------
                                                      (Unaudited)                            (Unaudited)

Net sales                                   $ 89,262,578     $ 82,731,072        $ 270,491,283      $ 221,417,119
Cost of products sold                         71,152,140       64,241,679          212,195,393        173,613,277
                                         ----------------------------------   -------------------------------------
Gross profit                                  18,110,438       18,489,393           58,295,890         47,803,842

Operating expenses:
   Selling and engineering                     4,231,777        3,972,142           12,722,621         11,621,166
   General and administrative                  3,489,008        3,032,751           10,176,817          9,342,537
   Management fee                                548,850          599,427            1,851,842          1,415,154
   Amortization expense                            2,893            6,590               16,073             19,770
   Restructuring charges                               -                -                    -             41,682
                                         --------------------------------------------------------------------------
Total operating expenses                       8,272,528        7,610,910           24,767,353         22,440,309
                                         --------------------------------------------------------------------------
Operating income                               9,837,910       10,878,483           33,528,537         25,363,533

Other expense:
   Interest expense, net                       1,253,732        1,176,435            3,741,411          3,610,283
   Miscellaneous expense                         533,438          125,424              625,979            650,001
                                         ----------------------------------   -------------------------------------
Total other expenses                           1,787,170        1,301,859            4,367,390          4,260,284
                                         ----------------------------------   -------------------------------------
Income before income taxes                     8,050,740        9,576,624           29,161,147         21,103,249
Income tax expense                             2,326,508        1,795,741            8,502,102          4,904,546
                                         ----------------------------------   -------------------------------------
Net income                                  $  5,724,232     $  7,780,883        $  20,659,045      $  16,198,703
                                         ==================================   =====================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                                                          Nine months ended September 30
                                                                            2006                   2005
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)

Operating activities:
   Net income                                                           $ 20,659,045           $ 16,198,703
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for depreciation and amortization                           1,656,465              1,524,400
     Amortization of deferred financing costs                                389,927                389,927
     Deferred income taxes                                                  (638,578)            (1,379,797)
     Non-cash interest paid in-kind                                          870,750                675,000
     Loss (gain) on disposal of assets                                         8,004                (36,158)
     Changes in operating assets and liabilities                          (9,092,597)           (12,523,994)
                                                                 ---------------------- ---------------------
Net cash provided by operating activities                                 13,853,016              4,848,081
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                            (2,730,953)            (2,346,445)
   Proceeds from sale of property, plant, and equipment                       10,690                 41,453
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                     (2,720,263)            (2,304,992)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase (decrease) in borrowings on notes payable                 (7,735,648)             1,734,074
   Proceeds from long-term obligations                                     1,197,052                769,000
   Payments on Senior Notes                                               (3,073,219)            (3,073,219)
   Principal payments on long-term obligations                              (738,174)            (1,329,926)
                                                                 ---------------------- ---------------------
Net cash used in financing activities                                    (10,349,989)            (1,900,071)
Effect of exchange rate changes on cash                                     (108,819)               (10,836)
                                                                 ---------------------- ---------------------
Increase in cash and cash equivalents                                        673,945                632,182
Cash and cash equivalents at beginning of period                             543,400                887,256
                                                                 ---------------------- ---------------------
Cash and cash equivalents at end of period                              $  1,217,345           $  1,519,438
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2006


A.   Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2005, included in the Company's Form 10-K.

B.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.       Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 65% and 67% of inventories at September 30, 2006 and December 31, 2005, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $5,177,000 and $4,302,000 at September 30, 2006 and December 31, 2005, respectively.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2006


D.   Warranty Costs

The Company's products are generally covered by warranties against defects in material and workmanship for periods up to two years from the date of sale or installation of the product. The Company records a provision for estimated warranty cost based on historical experience and expectations of future conditions and continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. A summary of accrued warranty costs follows:

                                                  2006              2005
                                            ----------------- -----------------
Balance as of January 1                         $ 1,731,456       $ 1,634,049
Provision for warranties                            949,633         1,244,884
Settlements made during the period                 (573,019)         (739,095)
Effect of exchange rate changes                      24,307           (40,501)
                                            ----------------- -----------------
Balance as of September 30                      $ 2,132,377       $ 2,099,337
                                            ================= =================

E.   Comprehensive Income

The components of comprehensive income for the three months and nine months ended September 30 are as follows:

                                           Three months ended September 30      Nine months ended September 30
                                                2006             2005               2006             2005
                                          ----------------------------------   ---------------------------------

Net income                                    $ 5,724,232      $ 7,780,883       $ 20,659,045    $ 16,198,703
Other comprehensive income (loss):
   Foreign currency translation
     adjustment                                   340,559          (67,143)           453,041        (387,758)
   Change in fair value of derivative
     hedge, net of tax                                  -                -                  -          (5,889)
                                          ----------------------------------   ---------------------------------
Comprehensive income                          $ 6,064,791      $ 7,713,740       $ 21,112,086    $ 15,805,056
                                          ==================================   =================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2006


F.   Employee Benefit Plans

During the third quarter of 2006, the Company made a contribution of $600,000 to its defined benefit plan. The components of net periodic benefit cost for the three months and nine months ended September 30 are as follows:

                                                    Three months ended              Nine months ended
                                                       September 30                    September 30
                                                   2006            2005            2006            2005
                                              --------------- --------------- --------------- ---------------
Service cost                                     $   51,203       $  53,857       $ 153,609       $ 161,571
Interest cost                                       132,349         128,347         397,047         385,041
Expected return on plan assets                     (154,472)       (146,479)       (463,416)       (439,437)
Amortization of prior service cost                   19,342          11,161          58,026          33,483
Recognized loss                                      11,161          14,898          33,483          44,694
                                              --------------- --------------- --------------- ---------------
Net periodic benefit cost                        $   59,583       $  61,784       $ 178,749       $ 185,352
                                              =============== =============== =============== ===============

G.   Income Taxes

Income taxes are provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis.

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa, which are subject to income taxes in their respective countries.

The Company's effective income tax rate is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2006


H.   Segment Information

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

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

                                                 Three months ended September 30   Nine months ended September 30
                                                        2006            2005             2006             2005
                                                -------------------------------------------------------------------
                                                         (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                                 $ 83,591         $ 74,618       $ 246,851        $ 197,870
   Manufactured housing products                         5,599            7,843          23,092           22,983
   Other                                                    72              270             548              564
                                                -------------------------------------------------------------------
Total net sales                                       $ 89,262         $ 82,731       $ 270,491        $ 221,417
                                                ===================================================================

Segment operating income:
   Conveyor equipment                                 $ 10,907         $ 11,229        $ 35,535         $ 26,545
   Manufactured housing products                            83              495           1,369            1,248
   Other                                                    20               18              67               85
                                                -------------------------------------------------------------------
Total segment operating income                          11,010           11,742          36,971           27,878
   Management fee                                          549              599           1,852            1,415
   Amortization expense                                      3                7              16               20
   Restructuring charges                                     -                -               -               42
   Corporate expense                                       620              258           1,574            1,038
                                                -------------------------------------------------------------------
Total operating income                                   9,838           10,878          33,529           25,363
   Interest expense, net                                 1,254            1,176           3,742            3,610
   Miscellaneous expense                                   533              125             626              650
                                                -------------------------------------------------------------------
Income before income taxes                            $  8,051         $  9,577        $ 29,161         $ 21,103
                                                ===================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2006


I.   Guarantor and Non-Guarantor Subsidiaries

The Company's domestic subsidiaries, Continental Conveyor & Equipment Company
(CCE) and Goodman Conveyor Company (GCC), both of which are wholly owned, are the guarantors of the Senior Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors. The Company's Australian, United Kingdom and South African subsidiaries are not guarantors of the Senior Notes.

Summarized consolidating balance sheets as of September 30, 2006 and December 31, 2005 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
September 30, 2006:             The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $     82       $     943        $    192      $        -        $   1,217
   Accounts receivable, net               -          36,489          27,836               -           64,325
   Inventories                            -          37,281          10,852               -           48,133
   Deferred income taxes                 81           1,260             641               -            1,982
   Other current assets              23,215           2,188           1,361         (25,335)           1,429
                              -------------------------------------------------------------------------------
Total current assets                 23,378          78,161          40,882         (25,335)         117,086
Property, plant, and
   equipment, net                         -           8,972           5,841               -           14,813
Goodwill                                  -          10,986           2,867               -           13,853
Investment in subsidiaries           60,309          35,788               -         (96,097)               -
Deferred financing costs                260               -               -               -              260
Other assets                          1,138           4,860              85          (5,386)             697
                              -------------------------------------------------------------------------------
Total assets                       $ 85,085       $ 138,767        $ 49,675      $ (126,818)       $ 146,709
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -       $   2,956        $  2,601      $     (654)       $   4,903
   Trade accounts payable               460          17,003          20,148          (1,932)          35,679
   Accrued compensation and
     employee benefits                  277           7,054           2,327               -            9,658
   Accrued interest                     590               -               -               -              590
   Other accrued liabilities          2,165           5,932           9,931          (1,994)          16,034
   Management fee payable             4,848               -               -               -            4,848
   Income taxes payable                   -          24,265               -         (23,196)           1,069
   Current maturities of
     long-term obligations           16,876             500           1,910               -           19,286
                              -------------------------------------------------------------------------------
Total current liabilities            25,216          57,710          36,917         (27,776)          92,067
Pension obligation                        -           1,062               -               -            1,062
Deferred income taxes                     -           5,791               -          (1,138)           4,653
Senior notes                         77,513               -               -               -           77,513
N/P to N.E.S. Investment Co.         14,043               -               -               -           14,043
Other long-term obligations               -           3,541           3,459          (2,496)           4,504
Stockholder's equity
(deficit)                           (31,687)         70,663           9,299         (95,408)         (47,133)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 85,085       $ 138,767        $ 49,675      $ (126,818)       $ 146,709
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2006


I.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
December 31, 2005:              The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $     40       $     470        $     33      $        -        $     543
   Accounts receivable, net               -          28,139          21,155               -           49,294
   Inventories                            -          33,310           8,861               -           42,171
   Deferred income taxes                 81             759             627               -            1,467
   Other current assets              18,729           2,242           1,804         (20,794)           1,981
                              -------------------------------------------------------------------------------
Total current assets                 18,850          64,920          32,480         (20,794)          95,456
Property, plant, and
   equipment, net                         -           7,685           5,881               -           13,566
Goodwill                                  -          10,986           2,803               -           13,789
Investment in subsidiaries           60,309          35,788               -         (96,097)               -
Deferred financing costs                650               -               -               -              650
Other assets                          1,138           4,916             118          (5,427)             745
                              -------------------------------------------------------------------------------
Total assets                       $ 80,947       $ 124,295        $ 41,282      $ (122,318)       $ 124,206
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -       $   7,172        $  6,082      $     (769)       $  12,485
   Trade accounts payable               239          17,221          18,214          (1,877)          33,797
   Accrued compensation and
     employee benefits                    -           5,139           2,132               -            7,271
   Accrued interest                     295               -               -               -              295
   Other accrued liabilities          5,072           5,482           3,722          (1,904)          12,372
   Income taxes payable                   -          21,623               -         (18,680)           2,943
   Current maturities of
     long-term obligations            6,146             500           1,183               -            7,829
                              -------------------------------------------------------------------------------
Total current liabilities            11,752          57,137          31,333         (23,230)          76,992
Pension obligation                        -           1,483               -               -            1,483
Deferred income taxes                     -           5,929               -          (1,138)           4,791
Senior notes                         91,317               -               -               -           91,317
N/P to N.E.S. Investment Co.         13,172               -               -               -           13,172
Other long-term obligations               -           3,917           3,129          (2,349)           4,697
Stockholder's equity
(deficit)                           (35,294)         55,829           6,820         (95,601)         (68,246)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 80,947       $ 124,295        $ 41,282      $ (122,318)       $ 124,206
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2006


I.  Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months and nine months ended September 30, 2006 and 2005, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 2006:
Net sales                                    $      -      $ 61,057        $ 28,205          $  -      $ 89,262
Cost of products sold                               -        47,264          23,888             -        71,152
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        13,793           4,317             -        18,110
Total operating expenses                          770         4,805           2,697             -         8,272
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (770)        8,988           1,620             -         9,838
Interest expense, net                             715           344             195             -         1,254
Miscellaneous expense                             200            35             298             -           533
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (1,685)        8,609           1,127             -         8,051
Income tax expense (benefit)                   (1,359)        3,454             232             -         2,327
                                          ------------- ------------- --------------- ------------- -------------
Net income                                   $   (326)     $  5,155        $    895          $  -      $  5,724
                                          ============= ============= =============== ============= =============

                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 2005:
Net sales                                   $       -      $ 62,302        $ 20,429          $  -      $ 82,731
Cost of products sold                               -        47,539          16,703             -        64,242
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        14,763           3,726             -        18,489
Total operating expenses                          457         4,367           2,787             -         7,611
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (457)       10,396             939             -        10,878
Interest expense, net                             650           375             151             -         1,176
Miscellaneous expense, net                          -           132              (7)            -           125
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (1,107)        9,889             795             -         9,577
Income tax expense (benefit)                   (2,428)        4,224               -             -         1,796
                                          ------------- ------------- --------------- ------------- -------------
Net income                                  $   1,321      $  5,665        $    795          $  -      $  7,781
                                          ============= ============= =============== ============= =============

                                                          Combined        Combined
                                                          Guarantor    Non-Guarantor
                                           The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2006:
Net sales                                   $       -     $ 190,979        $ 79,697        $ (185)    $ 270,491
Cost of products sold                               -       144,527          67,853          (185)      212,195
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        46,452          11,844             -        58,296
Total operating expenses                        2,227        14,353           8,187             -        24,767
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                        (2,227)       32,099           3,657             -        33,529
Interest expense, net                           2,146           976             620             -         3,742
Miscellaneous expense                             200           214             212             -           626
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (4,573)       30,909           2,825             -        29,161
Income tax expense (benefit)                   (4,516)       12,412             606             -         8,502
                                          ------------- ------------- --------------- ------------- -------------
Net income                                  $     (57)    $  18,497        $  2,219        $    -     $  20,659
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2006


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2005:
Net sales                                   $       -    $ 158,308         $ 63,109          $  -     $ 221,417
Cost of products sold                               -      120,969           52,644             -       173,613
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       37,339           10,465             -        47,804
Total operating expenses                        1,254       13,094            8,092             -        22,440
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                        (1,254)      24,245            2,373             -        25,364
Interest expense, net                           1,950        1,116              544             -         3,610
Miscellaneous expense, net                         11          710              (71)            -           650
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (3,215)      22,419            1,900             -        21,104
Income tax expense (benefit)                   (4,415)       9,320                -             -         4,905
                                          ------------- ------------- --------------- ------------- -------------
Net income                                  $   1,200    $  13,099         $  1,900          $  -     $  16,199
                                          ============= ============= ============== ============= =============

Summarized consolidating cash flow statements for the nine months ended September 30, 2006 and 2005, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Nine months ended September 30, 2006:
Net cash provided by (used in)
   operating activities                    $    (548)     $ 10,721        $  3,679          $  1      $ 13,853

Investing activities:
   Purchases of property, plant, and
    equipment                                      -        (2,125)           (606)            -        (2,731)
   Proceeds from sale of property,
     plant, and equipment                          -             1              10             -            11
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -        (2,124)           (596)            -        (2,720)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net decrease in borrowings on notes
     payable                                       -        (4,216)         (3,520)            -        (7,736)
   Proceeds from long-term obligations             -             -           1,197             -         1,197
   Payments on Senior Notes                   (3,073)            -               -             -        (3,073)
   Principal payments on long-term
     obligations                                   -          (375)           (363)            -          (738)
   Distributions                               3,663        (3,663)              -             -             -
   Intercompany loan activity                      -           130            (130)            -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                          590        (8,124)         (2,816)            -       (10,350)
Exchange rate changes on cash                      -             -            (108)           (1)         (109)
                                         ------------- ------------- --------------- ------------- -------------
Increase in cash and cash equivalents             42           473             159             -           674
Cash and cash equivalents at beginning
   of period                                      40           470              33             -           543
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                  $      82      $    943        $    192          $  -      $  1,217
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2006


I.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                        Combined        Combined
                                                        Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Nine months ended September 30, 2005:
Net cash provided by (used in)
   operating activities                       $ (192)      $ 3,327         $ 1,707           $ 6       $ 4,848

Investing activities:
   Purchases of property, plant, and
    equipment                                      -        (1,986)           (360)            -        (2,346)
   Proceeds from sale of property,
     plant, and equipment                          -            36               5             -            41
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -        (1,950)           (355)            -        (2,305)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -         2,867          (1,133)            -         1,734
   Proceeds from long-term obligations             -             -             769             -           769
   Payments on senior notes                   (3,073)            -               -             -        (3,073)
   Principal payments on long-term
     obligations                                   -          (471)           (859)            -        (1,330)
   Distributions                               3,663        (3,663)              -             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                          590        (1,267)         (1,223)            -        (1,900)
Exchange rate changes on cash                      -             -              (5)           (6)          (11)
                                         ------------- ------------- --------------- ------------- -------------
Increase in cash and cash equivalents            398           110             124             -           632
Cash and cash equivalents at beginning
   of period                                      12           509             366             -           887
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                     $  410       $   619         $   490           $ -       $ 1,519
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2006


J.   New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this Interpretation on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of SFAS Nos. 87 and 106 will be recognized in the balance sheet, net of tax, as a component of other comprehensive income and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer's fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 158 on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2005 and the unaudited financial statements and notes contained herein.

General

The Company, through its subsidiaries, is a leading designer and manufacturer of conveyor systems and components for mining applications, primarily in the coal industry. The Company is a holding company organized under the Delaware General Corporation Law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company and Goodman Conveyor Company. The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd., an Australian holding company that owns all of the capital stock of four Australian operating companies. The Company also owns indirectly all of the capital stock of Continental Conveyor Ltd., a U.K. operating company, and Continental MECO (Pty.) Ltd., a South African operating company. The assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year.

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and nine months ended September 30, 2006 and 2005.

                                    Three months ended         Nine months ended
                                       September 30               September 30
                                 -------------------------- -------------------------
                                    2006         2005           2006         2005

Net sales                           100.0%      100.0%          100.0%       100.0%
Cost of products sold                79.7        77.7            78.4         78.4
Gross profit                         20.3        22.3            21.6         21.6
SG&A expenses                         8.7         8.5             8.5          9.5
Management fee                        0.6         0.7             0.7          0.6
Restructuring charges                 -           -               -            -
Operating income                     11.0        13.1            12.4         11.5

Three months ended September 30, 2006, compared to three months ended September 30, 2005:

Net Sales
Net sales for the quarter increased $6.6 million, or 8%, from $82.7 million in 2005 to $89.3 million in 2006. Net sales in the domestic operations of the Company's conveyor equipment segment increased $1.2 million due to increased sales volumes resulting from the continued strong market conditions in the coal industry and increased capital spending by the Company's major customers in this industry. Net sales in the foreign operations of the conveyor equipment segment increased $7.8 million, including an increase of $0.3 million due to changes in foreign currency translation rates. When adjusted for foreign currency fluctuations, net sales in the Company's Australian and United Kingdom subsidiaries increased by $3.2 million and $5.2 million, respectively, and net sales in the Company's South African subsidiary decreased $0.9 million. The increases in Australia and the United Kingdom resulted from increased shipments due to improved market conditions. Australia began the quarter with a backlog of $34.6 million compared to $16.5 million in the corresponding period of 2005. The United Kindgom began the quarter with a backlog of $13.3 million compared to $8.7 million in the corresponding period of 2005. Net sales in the Company's manufactured housing segment decreased $2.2 million due to decreased shipments. Based on the Manufactured Housing Institute Economic Report for September 2006, shipments of manufactured homes for the third quarter of 2006 decreased 18% from the same period of the prior year. Shipments of manufactured homes were higher in the third quarter of 2005 due to the demand for mobile homes from the Federal Emergency Management Agency for housing for hurricane victims. Net sales in the Company's other segment decreased $0.2 million.

Gross Profit
Gross profit for the quarter decreased $0.4 million, or 2%, from $18.5 million in 2005 to $18.1 million in 2006. This decrease was the result of a $1.7 million increase due to increased sales volume, combined with a $2.1 million decrease due to lower margins. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $0.6 million due to lower margins resulting primarily from increased steel prices occurring in the third quarter. During the fourth quarter, the Company has begun to see a moderation of these steel price increases. Gross profit in the Company's foreign operations of the conveyor equipment segment increased $0.6 million primarily due to increased sales volume in the Australian and United Kingdom subsidiaries. Gross profit in the Company's manufactured housing segment decreased $0.4 million as a result of lower sales volume.

Gross profit as a percentage of net sales decreased from 22.3% in 2005 to 20.3% in 2006. This decrease resulted from lower margins in the domestic conveyor operations and the South African subsidiary.

SG&A Expenses
SG&A expenses for the quarter increased $0.7 million, or 10%, from $7.0 million in 2005 to $7.7 million in 2006. This increase resulted primarily from higher employee expenses at the Company's domestic subsidiaries.

Operating Income
Operating income for the quarter decreased $1.1 million, or 10%, from $10.9 million in 2005 to $9.8 million in 2006. This decrease resulted from the $0.4 million decrease in gross profit, combined with the $0.7 million increase in SG&A expenses.

Income Tax Expense
Income taxes for the quarter increased $0.5 million, or 28%, from $1.8 million in 2005 to $2.3 million in 2006. The increase primarily resulted from an increase in the Company's effective income tax rate from 19% in 2005 to 29% in 2006. This increase is primarily due to certain tax return adjustments recorded in the third quarter of 2005.

The Company's effective income tax rate of 29% is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance.

Net Income
Net income for the quarter decreased $2.1 million, or 27%, from $7.8 million in 2005 to $5.7 million in 2006. This decrease resulted from the $1.1 million decrease in operating income, combined with a $0.4 million increase in miscellaneous expenses, a $0.1 million increase in interest expense, and a $0.5 million increase in income tax expense.

Nine months ended September 30, 2006, compared to nine months ended September 30, 2005:

Net Sales
Net sales for the nine-month period increased $49.1 million, or 22%, from $221.4 million in 2005 to $270.5 million in 2006. Net sales in the Company's conveyor equipment segment have been favorably impacted as a result of the strong demand for coal. Net sales in the domestic operations of the conveyor equipment segment increased $32.6 million primarily due to increased sales volumes. The increased sales volumes resulted from improved market conditions in the coal industry which resulted in increased capital spending by the Company's major customers in this industry. The capital investment needs of these customers could change in the future. The Company's domestic subsidiaries began the period with a backlog of $92.4 million compared to $21.5 million on January 1, 2005. Backlog at September 30, 2006 was $78.8 million. Net sales in the foreign operations of the Company's conveyor equipment segment increased $16.4 million, net of a $1.8 million decrease due to changes in foreign currency translation rates. When adjusted for foreign currency fluctuations, net sales in the Company's Australian and United Kingdom subsidiaries increased $9.6 million and $10.7 million, respectively, while net sales in the Company's South African subsidiary decreased $2.1 million. The increases in Australia and the United Kingdom resulted from increased shipments due to improved market conditions. Australia began the period with a backlog of $34.7 million compared to $14.0 million at the beginning of 2005. The increase in the United Kingdom was due to increased sales of both engineered systems projects and component sales to the OEM (original equipment manufacturer) industry. The decrease in South Africa was the result of decreased sales volumes and reduced selling prices due to increased competition in the South African market. Net sales in the Company's manufactured housing segment increased $0.1 million and net sales in the Company's other segment were unchanged.

Gross Profit
Gross profit for the nine-month period increased $10.5 million, or 22%, from $47.8 million in 2005 to $58.3 million in 2006. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $8.8 million primarily due to increased sales volume. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $1.0 million in Australia and $1.5 million in the United Kingdom due to higher sales volume, offset by a $1.1 million decrease in South Africa as a result of reduced volume and selling prices. Gross profit in the Company's manufactured housing segment increased $0.3 million primarily due to higher selling prices.

SG&A Expenses
SG&A expenses for the nine-month period increased $1.9 million, or 9%, from $21.0 million in 2005 to $22.9 million in 2006. The increase is primarily due to increases in the domestic operations of the Company's conveyor equipment segment of $1.1 million and an increase in corporate SG&A expenses of $0.5 million. The increase in the domestic conveyor operations resulted from higher selling expenses due to higher net sales and increased administrative expenses as a result of higher employee expenses. The increase in corporate SG&A expenses resulted from higher employee and professional expenses. SG&A expenses in the foreign operations of the conveyor equipment segment increased $0.1 million and SG&A expenses in the Company's manufactured housing segment increased $0.2 million.

Operating Income
Operating income for the nine-month period increased $8.1 million, or 32%, from $25.4 million in 2005 to $33.5 million in 2006. The increase resulted from the $10.5 million increase in gross profit, partially offset by the $1.9 million increase in SG&A expenses and a $0.5 million increase in other operating expenses, primarily accrued management fee expense.

Income Tax Expense
Income tax expense for the nine-month period increased $3.6 million, or 73%, from $4.9 million in 2005 to $8.5 million in 2006. The increase resulted from the Company's increased profits and an increase in the Company's effective income tax rate from 23% in 2005 to 29% in 2006. This increase is primarily due to certain tax return adjustments recorded in the third quarter of 2005.

The Company's effective income tax rate of 29% is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance.

Net Income
Net income for the nine-month period increased $4.5 million, or 28%, from $16.2 million in 2005 to $20.7 million in 2006. This increase resulted from the $8.1 million increase in operating income, partially offset by a $3.6 million increase in income tax expense.

Backlog
Backlog at September 30, 2006 was $118.5 million, a decrease of $18.6 million, or 14%, from $137.1 million at December 31, 2005 and a decrease of $24.1 million, or 18%, from $142.6 million at June 30, 2006. At September 30, 2006, backlog in the domestic operations of the Company's conveyor equipment segment was $78.8 million, a decrease of $15.7 million from June 30, 2006, and backlog in the foreign operations of the Company's conveyor equipment segment was $39.7 million, a decrease of $8.4 million from June 30, 2006. Management believes that approximately 65% of the backlog will be shipped in 2006.

Liquidity and Capital Resources

Net cash provided by operating activities was $13.9 million and $4.8 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by operating activities in 2006 resulted from net income of $20.7 million, combined with non-cash expenses of $2.3 million, and partially offset by a net increase in operating assets and liabilities of $9.1 million. The net increase in operating assets primarily resulted from increased accounts receivable due to higher sales in the third quarter of 2006 compared to the fourth quarter of 2005. Net cash provided by operating activities in 2005 resulted from net income of $16.2 million, combined with non-cash expenses of $1.1 million and offset by a net increase in operating assets and liabilities of $12.5 million.

Net cash used in investing activities was $2.7 million and $2.3 million for the nine months ended September 30, 2006 and 2005, respectively, and represents net purchases of property, plant, and equipment for both years.

Net cash used in financing activities was $10.3 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash used in financing activities in 2006 resulted from a net decrease in borrowings on notes payable of $7.7 million, combined with a $3.1 million semi-annual interest payment on the Company's New Series A and Series B Senior Notes, which was recorded as a reduction in the balance of outstanding indebtedness, and principal payments on long-term obligations of $0.7 million, partially offset by proceeds from long-term obligations of $1.2 million. Net borrowings on notes payable in the domestic subsidiaries decreased $4.2 million and net borrowings on notes payable in the foreign subsidiaries decreased $3.5 million. Proceeds from long-term obligations primarily represent additional proceeds on the Australian subsidiary's term loan with National Australia Bank. Net cash used in financing activities in 2005 resulted from a $3.1 million semi-annual interest payment on the Company's New Series A and Series B Senior Notes and principal payments on long-term obligations of $1.3 million, partially offset by a net increase in borrowings on notes payable of $1.7 million and proceeds from long-term obligations of $0.8 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. Capital expenditures for the first nine months of 2006 were $2.7 million, which included expenditures to improve productivity and for maintenance capital. In addition to the Company's debt service requirements for interest expense, as of September 30, 2006, the Company had outstanding principal balances on its domestic and foreign credit facilities of approximately $3.0 million and $1.9 million, respectively.

The Company's Senior Notes outstanding indebtedness has been classified as short and long-term liabilities as of September 30, 2006 based upon the payment terms of the debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

Balance at September 30, 2006 of Senior Notes, including current
   portion of $16,876,438                                       $ 94,389,843
Interest payments on Series A Notes, 2006-2008                   (13,317,280)
Interest payments on Series B Notes, 2006-2008                    (2,048,813)
Maturity of outstanding 11% Senior Notes due 2007                (10,730,000)
                                                           --------------------
Maturity of Series A and Series B Notes due 2008                $ 68,293,750
                                                           ====================

At September 30, 2006, the Company had cash and cash equivalents of approximately $1.2 million and approximately $15.7 million available for use under its domestic credit facility, representing approximately $16.9 million of liquidity. This availability figure reflects a reduction of $7.5 million for the retirement of the Company's outstanding 11% Senior Notes due 2007. Without this reduction, the Company would have had approximately $23.2 million available for use under its domestic credit facility. The Company will reduce availability an additional $2.5 million in the fourth quarter of 2006 for the retirement of this debt. With the completion of the debt exchange in October 2004, the Company reduced its annual debt service requirements related to interest payments on its Senior debt by approximately $5.9 million. Annual debt service on the New Series A and Series B Notes due 2008 combined with the outstanding Senior Notes due 2007 is approximately $7.3 million, down from $13.2 million prior to the debt exchange. In order to partially fund the cash payments as additional consideration to the Series A and Series B bondholders, the Company increased the balance of a term loan with Bank One by approximately $3.8 million and entered into subordinated promissory notes with N.E.S. Investment Co. in the amount of $12 million. The debt service requirements for interest related to these debt instruments in 2005 was approximately $0.3 million in cash and $1.0 million in kind. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. As the U.S. dollar strengthens and weakens against these foreign currencies, the Company's financial results will be affected. As discussed previously, the Company's net sales for the nine months ended September 30, 2006 decreased by approximately $1.8 million from the corresponding period in the prior year due to changes in foreign currency translation rates. The fluctuation of the U.S. dollar versus other currencies also resulted in foreign currency translation gains (losses) included in the accumulated other comprehensive income (loss) component of stockholder's equity (deficit) of approximately $0.5 million and $(0.4) million for the nine months ended September 30, 2006 and 2005, respectively.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this Interpretation on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of SFAS Nos. 87 and 106 will be recognized in the balance sheet, net of tax, as a component of other comprehensive income and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer's fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 158 on its financial statements.

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

In addition, the Company's future results of operations, financial condition, liquidity and capital resources could be materially adversely affected by, among other things, economic and political uncertainties or prolonged economic recession.

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

Item 4.    Controls and Procedures

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

There are pending or threatened against the Company or its subsidiaries various claims and lawsuits, all arising from the ordinary course of business with respect to commercial and products liability matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on its financial condition. Legal costs are generally expensed when incurred.

At September 30, 2006 and December 31, 2005, the Company's Consolidated Balance Sheet includes an accrued liability for any pending or threatened claim with respect to any commercial and products liability matter of $0.3 million, and was included in current liabilities as Other Accrued Liabilities.

In August and September 2003, Continental Conveyor & Equipment Company was served as one of fifty-eight known and unknown defendants in nineteen separate actions pending in various state courts in the State of Alabama alleging various contract, tort and warranty claims. All claims in such actions arose out of alleged injuries and deaths occurring at the Jim Walters Resources No. 5 Mine which occurred on September 23, 2001. A settlement of these actions has been agreed to by the parties involved, pending approval by the courts. The proposed settlement does not materially impact the Company's financial condition.

Item 1A.  Risk Factors

There have been no material changes to the Company's risk factors as described in the Company's Report on Form 10-K for the year ended December 31, 2005.

Item 6.    Exhibits

           Exhibits:  Refer to the index of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CONTINENTAL GLOBAL GROUP, INC.

                              By:  /s/ Jimmy L. Dickinson
                                   --------------------------
                                   Jimmy L. Dickinson

                                   Vice President and Chief Financial Officer
                                   (As duly authorized representative and as Principal Financial and Accounting Officer)

                              CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                              By:  /s/ Jimmy L. Dickinson
                                   ---------------------------
                                   Jimmy L. Dickinson

                                   Vice President - Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                              GOODMAN CONVEYOR COMPANY

                              By:  /s/ J. Mark Etchberger
                                   ----------------------------
                                   J. Mark Etchberger

                                   Controller (As duly authorized representative and as Principal Financial and Accounting Officer)


Date:  November 14, 2006

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits


Exhibit
Number        Description of Exhibit

    3.1
    (a)       Certificate of Incorporation of Continental Global Group, Inc.,
              as currently in effect.                                          *

    (b) Certificate of Amendment of Certificate of Incorporation of Continental Global Group, Inc. (Filed as Exhibit 3.1(b) to the Company's Form 10-K for the year ended December 31, 2005, and is incorporated herein by reference.)

    3.2       By-Laws of Continental Global Group, Inc., as currently in
              effect.                                                          *

    3.3       Certificate of Incorporation of Continental Conveyor & Equipment
              Company, as currently in effect.                                 *

    3.4       By-Laws of Continental Conveyor & Equipment Company, as currently
              in effect.                                                       *

    3.5       Certificate of Incorporation of Goodman Conveyor Company, as
              currently in effect.                                             *

    3.6       By-Laws of Goodman Conveyor Company, as currently in effect.     *

    4.1 Indenture, dated as of April 1, 1997, among Continental Global Group, Inc., Continental Conveyor & Equipment Company, Goodman Conveyor Company, and the Trustee (containing, as exhibits,
              specimens of the Series A Notes and the Series B Notes).         *

    4.2 Supplemental Indenture, dated as of October 4, 2004, between Continental Global Group, Inc., Continental Conveyor & Equipment Pty., Ltd., Continental ACE Pty., Goodman Conveyor Company, Continental Conveyor & Equipment Company, and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 30, 2004, and is incorporated herein by reference.)

    4.3 Indenture, dated October 4, 2004, among Continental Global Group, Inc., Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Wells Fargo Bank, National Association. (Filed as
              Exhibit 4.1 to Form 8-K filed by the Company on October 7, 2004, and is incorporated herein by reference.)

    4.4 9% Convertible Subordinated Promissory Note, dated October 4, 2004, from Continental Global Group, Inc. to N.E.S. Investment Co. in the amount of $10,000,000. (Filed as Exhibit 4.3 to Form 8-K filed by the Company on October 7, 2004, and is incorporated herein by reference.)

    10.1 Second Amended and Restated Credit Facility and Security Agreement, dated October 4, 2004, by and among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, N.A. (Filed as Exhibit 4.2 to Form 8-K filed by the Company on October 7, 2004, and is incorporated herein by reference.)

    10.2      Management Agreement, dated as of April 1, 1997, between
              Continental Global Group, Inc. and Nesco, Inc.                   *

    10.3 Employment Agreement, effective February 13, 2006, between Continental Global Group, Inc. and Ronald Kaplan. (Filed as
              Exhibit 10.3 to Form 8-K filed by the Company on March 17, 2006, and is incorporated herein by reference.)

    10.4      Reserved

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits

Exhibit
Number        Description of Exhibit

    10.5 First Amendment to Second Amended and Restated Credit Facility and Security Agreement, dated March 9, 2006, by Continental Conveyor & Equipment Company, Goodman Conveyor Company, and JP Morgan Chase Bank, N.A., successor by merger to Bank One, N.A. (Filed as
              Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2005, and is incorporated herein by reference.)

    10.6 Forbearance Agreement, effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and CFSC Wayland Advisers, Inc. (Filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

    10.7 Forbearance Agreement, effective as of May 1, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

    10.8 Amendment 1, dated as of May 27, 2004, to Forbearance Agreement effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and CFSC Wayland Advisers, Inc. (Filed as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

    10.9 Forbearance Agreement, effective as of June 1, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.10 Amendment 2, dated as of June 14, 2004, to Forbearance Agreement effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and CFSC Wayland Advisers, Inc. (Filed as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.11 Forbearance Agreement, effective as of June 15, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.12 Commitment Letter, dated as of July 12, 2004, from Bank One, NA to Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Continental Global Group, Inc. (Filed as Exhibit
              10.12 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.13 Amendment 3, dated as of July 13, 2004, to Forbearance Agreement effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and Wayzata Advisers LLC. (Filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.14 Forbearance Agreement, effective as of July 13, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits

Exhibit
Number        Description of Exhibit

   10.15 Forbearance Agreement, effective as of July 29, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.15 to the Company's Form 10-Q for the quarter ended June 30, 2004, and is incorporated herein by reference.)

   10.16 Forbearance Agreement, effective as of August 31, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.16 to the Company's Form 10-Q for the quarter ended September 30, 2004, and is incorporated herein by reference.)

   10.17 Restructuring Agreement, dated as of July 22, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co. and Wayzata Investment Partners LLC. (Filed as Exhibit 99.1 to Form 8-K filed by the Company on July 23, 2004, and is incorporated herein by reference.)

   10.18 First Amendment, dated as of July 30, 2004, to Restructuring Agreement, dated as of July 22, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co. and Wayzata Investment Partners LLC. (Filed as Exhibit 99.1 to Form 8-K filed by the Company on August 3, 2004, and is incorporated herein by reference.)

   10.19 Second Amendment, dated as of October 1, 2004, to Restructuring Agreement, dated as of July 22, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co. and Wayzata Investment Partners LLC. (Filed as Exhibit 10.19 to the Company's Form 10-Q for the quarter ended September 30, 2004, and is incorporated herein by reference.)

    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18, U.S.C. 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002


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