Form 10-Q
period 2007-06-30
GOODMAN CONVEYOR CO; CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC
filed 2007-08-14
CIK 1039786, 24008, 1039785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2007

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

As of July 31, 2007, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.


                                                                                                                Page
Part I      Financial Information                                                                              Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              June 30, 2007 and December 31, 2006                                                   2

                              Condensed Consolidated Statements of Income
                              Three Months and Six Months ended June 30, 2007 and 2006                              3

                              Condensed Consolidated Statements of Cash Flows
                              Six Months ended June 30, 2007 and 2006                                               4

                              Notes to Condensed Consolidated Financial Statements                               5-13

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        14-19

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           20

            Item 4            Controls and Procedures                                                              20

Part II     Other Information

            Item 1            Legal Proceedings                                                                    21

            Item 1A           Risk Factors                                                                         21

            Item 6            Exhibits                                                                             21

            Signatures                                                                                             22

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets


                                                                          June 30            December 31
                                                                           2007                 2006
                                                                    -------------------- --------------------
                                                                          (Unaudited)            (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                            $   1,559,936        $   4,371,978
   Accounts receivable                                                     56,412,372           58,299,975
   Inventories                                                             42,037,680           45,266,133
   Deferred income taxes                                                    4,171,520            3,151,597
   Other current assets                                                     2,543,475              991,698
                                                                    -------------------- --------------------
Total current assets                                                      106,724,983          112,081,381

Property, plant and equipment                                              42,857,067           39,904,022
Less accumulated depreciation                                              25,781,959           24,172,196
                                                                    -------------------- --------------------
                                                                           17,075,108           15,731,826

Goodwill                                                                   14,244,719           14,016,311
Deferred financing costs                                                            -              129,975
Deferred income taxes                                                         878,752              859,106
Other assets                                                                1,070,122              101,256
                                                                    -------------------- --------------------
                                                                        $ 139,993,684        $ 142,919,855
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                        $   5,974,209        $   7,258,306
   Trade accounts payable                                                  30,560,876           30,747,620
   Accrued compensation and employee benefits                               8,793,941            9,427,026
   Accrued interest on senior notes                                                 -              295,075
   Other accrued liabilities                                               11,502,232           10,814,520
   Management fees payable to Nesco, Inc.                                   6,232,465            5,327,224
   Income taxes payable                                                       963,742              787,549
   Current maturities of long-term obligations                             11,811,419           19,355,187
                                                                    -------------------- --------------------
Total current liabilities                                                  75,838,884           84,012,507

Pension obligations                                                         1,499,563            1,456,969
Deferred income taxes                                                       3,173,545            3,382,644
Senior Notes                                                               71,366,967           74,440,186
Note payable to N.E.S. Investment Company                                  14,989,671           14,356,926
Other long-term obligations, less current maturities                        1,098,008            4,402,723

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (25,806,499)         (35,809,635)
   Accumulated other comprehensive loss                                    (4,160,143)          (5,316,153)
                                                                    -------------------- --------------------
                                                                          (27,972,954)         (39,132,100)
                                                                    -------------------- --------------------
                                                                        $ 139,993,684        $ 142,919,855
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                   Condensed Consolidated Statements of Income


                                            Three months ended June 30              Six months ended June 30
                                               2007             2006                 2007              2006
                                         ----------------------------------   -------------------------------------
                                                    (Unaudited)                           (Unaudited)

Net sales                                   $ 89,232,471     $ 94,216,160        $ 168,279,727      $ 181,228,705
Cost of products sold                         71,685,621       72,701,099          134,560,440        141,043,253
                                         ----------------------------------   -------------------------------------
Gross profit                                  17,546,850       21,515,061           33,719,287         40,185,452

Operating expenses:
   Selling and engineering                     4,573,807        4,477,566            9,178,873          8,490,844
   General and administrative                  4,035,830        3,570,751            7,651,977          6,687,809
   Management fee                                477,754          699,966              905,241          1,302,992
   Amortization expense                           24,854            6,590               25,898             13,180
                                         --------------------------------------------------------------------------
Total operating expenses                       9,112,245        8,754,873           17,761,989         16,494,825
                                         --------------------------------------------------------------------------
Operating income                               8,434,605       12,760,188           15,957,298         23,690,627

Other expense (income):
   Interest expense, net                         855,605        1,256,366            1,900,210          2,487,679
   Miscellaneous expense                          (1,756)         168,546              538,988             92,541
                                         ----------------------------------   -------------------------------------
Total other expenses                             853,849        1,424,912            2,439,198          2,580,220
                                         ----------------------------------   -------------------------------------
Income before income taxes                     7,580,756       11,335,276           13,518,100         21,110,407
Income tax expense                             1,964,219        3,322,750            3,514,964          6,175,594
                                         ----------------------------------   -------------------------------------
Net income                                  $  5,616,537     $  8,012,526        $  10,003,136      $  14,934,813
                                         ==================================   =====================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows


                                                                          Six months ended June 30
                                                                         2007                   2006
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)

Operating activities:
   Net income                                                           $ 10,003,136           $ 14,934,813
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for depreciation and amortization                           1,242,280              1,066,227
     Amortization of deferred financing costs                                129,975                259,951
     Deferred income taxes                                                (1,140,185)              (429,827)
     Non-cash interest paid in-kind                                          632,745                580,500
     Loss (gain) on disposal of assets                                       (16,340)                 8,006
     Changes in operating assets and liabilities                           4,944,709            (14,154,564)
                                                                 ---------------------- ---------------------
Net cash provided by operating activities                                 15,796,320              2,265,106
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                            (2,335,082)            (1,707,353)
   Proceeds from sale of property, plant, and equipment                      152,621                  8,806
   Acquisition of business                                                  (982,739)                     -
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                     (3,165,200)            (1,698,547)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase (decrease) in borrowings on notes payable                 (1,339,782)             2,231,588
   Proceeds from long-term obligations                                       377,457              1,324,367
   Payments on Senior Notes                                              (13,803,219)            (3,073,220)
   Principal payments on long-term obligations                              (697,727)              (539,118)
                                                                 ---------------------- ---------------------
Net cash used in financing activities                                    (15,463,271)               (56,383)
Effect of exchange rate changes on cash                                       20,109                (68,069)
                                                                 ---------------------- ---------------------
Increase (decrease) in cash and cash equivalents                          (2,812,042)               442,107
Cash and cash equivalents at beginning of period                           4,371,978                543,400
                                                                 ---------------------- ---------------------

Cash and cash equivalents at end of period                              $  1,559,936           $    985,507
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2007


A.  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2006, included in the Company's Form 10-K.

B.  Acquisition

On April 12, 2007, the Company purchased certain assets from Mid-Florida Wheel and Axle, Inc. for a purchase price of approximately $1,583,000. As of June 30, 2007, the Company has paid approximately $983,000 of the purchase price. The remaining balance will be paid in quarterly installments. The preliminary purchase price allocation includes $1,000,000 assigned to identifiable intangible assets. The transaction was accounted for as a purchase and accordingly, the results of operations since the date of acquisition have been included in the condensed consolidated financial statements.

C.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

D.  Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 57% and 62% of inventories at June 30, 2007 and December 31, 2006, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased from the LIFO value by approximately $6,489,000 and $5,889,000 at June 30, 2007 and December 31, 2006, respectively.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2007


E.  Warranty Costs

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

                                                    2007              2006
                                            ----------------- -----------------
Balance as of January 1                         $ 1,843,831       $ 1,731,456
Provision for warranties                            554,375           702,967
Settlements made during the period                 (658,672)         (372,526)
Effect of exchange rate changes                      46,131            10,603
                                            ----------------- -----------------
Balance as of June 30                           $ 1,785,665       $ 2,072,500
                                            ================= =================

F.  Comprehensive Income

The components of comprehensive income for the three months and six months ended June 30 are as follows:

                                             Three months ended June 30            Six months ended June 30
                                                2007             2006               2007             2006
                                          ----------------------------------   ---------------------------------

Net income                                    $ 5,616,537      $ 8,012,526       $ 10,003,136    $ 14,934,813
Other comprehensive income:
   Foreign currency translation
     adjustment                                   777,818          287,427          1,084,882         112,482
   Amortization of prior service costs
     and actuarial losses                          35,564                -             71,128               -
                                          ----------------------------------   ---------------------------------
Comprehensive income                          $ 6,429,919      $ 8,299,953       $ 11,159,146    $ 15,047,295
                                          ==================================   =================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2007


G.  Employee Benefit Plans

The components of net periodic benefit cost for the three months and six months ended June 30 are as follows:

                                                    Three months ended               Six months ended
                                                         June 30                         June 30
                                                   2007            2006            2007            2006
                                              --------------- --------------- --------------- ---------------
Service cost                                     $   49,530      $   51,203      $   99,060      $  102,406
Interest cost                                       146,615         132,349         293,230         264,698
Expected return on plan assets                     (174,847)       (154,472)       (349,696)       (308,944)
Amortization of prior service cost                   11,161          11,161          22,322          22,322
Recognized loss                                      24,403          19,342          48,806          38,684
                                              --------------- --------------- --------------- ---------------
Net periodic benefit cost                        $   56,862      $   59,583      $  113,722      $  119,166
                                              =============== =============== =============== ===============

H.  Income Taxes

Income taxes are provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis.

The Company has subsidiaries located in Australia, the United Kingdom, South Africa, and China, which are subject to income taxes in their respective countries.

The Company's effective income tax rate is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the Series A and Series B Notes due October 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes.

On January 1, 2007, the Company adopted Financial Accounting Standards Board
(FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this Interpretation had no impact on the Company's financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2007


I.  Segment Information

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

                                                   Three months ended June 30        Six months ended June 30
                                                      2007            2006             2007             2006
                                                -------------------------------------------------------------------
                                                         (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                                 $ 81,376         $ 85,908       $ 155,542        $ 163,260
   Manufactured housing products                         7,770            8,021          12,595           17,493
   Other                                                    86              287             143              476
                                                -------------------------------------------------------------------
Total net sales                                       $ 89,232         $ 94,216       $ 168,280        $ 181,229
                                                ===================================================================

Segment operating income:
   Conveyor equipment                                  $ 9,222         $ 13,470        $ 17,762         $ 24,628
   Manufactured housing products                           444              576             434            1,287
   Other                                                    26               19              44               46
                                                -------------------------------------------------------------------
Total segment operating income                           9,692           14,065          18,240           25,961
   Management fee                                          478              700             905            1,303
   Amortization expense                                     25                7              26               13
   Corporate expense                                       754              598           1,352              954
                                                -------------------------------------------------------------------
Total operating income                                   8,435           12,760          15,957           23,691
   Interest expense, net                                   856            1,256           1,900            2,488
   Miscellaneous expense (income)                           (2)             169             539               93
                                                -------------------------------------------------------------------
Income before income taxes                             $ 7,581         $ 11,335        $ 13,518         $ 21,110
                                                ===================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2007


J.  Guarantor and Non-Guarantor Subsidiaries

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

Summarized consolidating balance sheets as of June 30, 2007 and December 31, 2006 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                    Combined        Combined
                                                    Guarantor     Non-Guarantor
June 30, 2007:                      The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                                  -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents           $     27       $     871        $    662      $        -       $   1,560
   Accounts receivable, net                   -          29,952          26,573            (113)         56,412
   Inventories                                -          29,519          12,519               -          42,038
   Deferred income taxes                  2,098               -           2,273            (199)          4,172
   Other current assets                  25,182           2,363           1,404         (26,406)          2,543
                                  -------------------------------------------------------------------------------
Total current assets                     27,307          62,705          43,431         (26,718)        106,725
Property, plant, and equipment,              92           9,503           7,480               -          17,075
   net
Goodwill                                      -          10,986           3,259               -          14,245
Investment in subsidiaries               60,309          35,788               -         (96,097)              -
Deferred income taxes                         -               -             879               -             879
Other assets                              1,528           6,301              58          (6,817)          1,070
                                  -------------------------------------------------------------------------------
Total assets                           $ 89,236       $ 125,283        $ 55,107      $ (129,632)      $ 139,994
                                  ===============================================================================
Current liabilities:
   Notes payable                       $      -       $   3,255        $  4,083      $   (1,364)      $   5,974
   Trade accounts payable                   464          13,208          19,304          (2,415)         30,561
   Accrued compensation and
     employee benefits                       67           5,896           2,831               -           8,794
   Other accrued liabilities              3,105           4,870           6,660          (3,133)         11,502
   Management fees payable                6,233               -               -               -           6,233
   Income taxes payable                       -          24,118             964         (24,118)            964
   Current maturities of
     long-term obligations                6,146           3,667           1,998               -          11,811
                                  -------------------------------------------------------------------------------
Total current liabilities                16,015          55,014          35,840         (31,030)         75,839
Pension obligation                            -           1,500               -               -           1,500
Deferred income taxes                         -           4,188              97          (1,112)          3,173
Senior notes                             71,367               -               -               -          71,367
N/P to N.E.S. Investment Co.             14,990               -               -               -          14,990
Other long-term obligations                   -               -           3,730          (2,632)          1,098
Stockholder's equity (deficit)          (13,136)         64,581          15,440         (94,858)        (27,973)
                                  -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity (deficit)      $ 89,236       $ 125,283        $ 55,107      $ (129,632)      $ 139,994
                                  ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2007


J.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                     Combined        Combined
                                                     Guarantor     Non-Guarantor
December 31, 2006:                  The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                                  -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents           $     93       $     494        $  3,785      $        -       $   4,372
   Accounts receivable, net                   -          36,578          21,479             243          58,300
   Inventories                                -          33,317          11,949               -          45,266
   Deferred income taxes                  1,736               -           2,090            (674)          3,152
   Other current assets                  23,244           2,750             929         (25,931)            992
                                  -------------------------------------------------------------------------------
Total current assets                     25,073          73,139          40,232         (26,362)        112,082
Property, plant, and equipment,               -           8,941           6,791               -          15,732
   net
Goodwill                                      -          10,986           3,030               -          14,016
Investment in subsidiaries               60,309          35,788               -         (96,097)              -
Deferred financing costs                    130               -               -               -             130
Deferred income taxes                         -               -             859               -             859
Other assets                                807           4,795              90          (5,591)            101
                                  -------------------------------------------------------------------------------
Total assets                           $ 86,319       $ 133,649        $ 51,002      $ (128,050)      $ 142,920
                                  ===============================================================================
Current liabilities:
   Notes payable                       $      -       $   5,360        $  2,595      $     (697)      $   7,258
   Trade accounts payable                   539          12,380          20,202          (2,373)         30,748
   Accrued compensation and
     employee benefits                        -           6,788           2,639               -           9,427
   Accrued interest                         295               -               -               -             295
   Other accrued liabilities              2,671           5,381           5,966          (3,203)         10,815
   Management fees payable                5,327               -               -               -           5,327
   Income taxes payable                       -          22,898           1,113         (23,224)            787
   Current maturities of
     long-term obligations               16,876             500           1,979               -          19,355
                                  -------------------------------------------------------------------------------
Total current liabilities                25,708          53,307          34,494         (29,497)         84,012
Pension obligation                            -           1,457               -               -           1,457
Deferred income taxes                         -           4,190               -            (807)          3,383
Senior notes                             74,440               -               -               -          74,440
N/P to N.E.S. Investment Co.             14,357               -               -               -          14,357
Other long-term obligations                   -           3,417           3,607          (2,621)          4,403
Stockholder's equity (deficit)          (28,186)         71,278          12,901         (95,125)        (39,132)
                                  -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity (deficit)      $ 86,319       $ 133,649        $ 51,002      $ (128,050)      $ 142,920
                                  ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2007

J.  Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of income for the three months and six months ended June 30, 2007 and 2006, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                          Combined        Combined
                                                          Guarantor    Non-Guarantor
                                           The Company  Subsidiaries    Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended  June 30, 2007:
Net sales                                    $      -      $ 54,829        $ 34,645        $ (242)     $ 89,232
Cost of products sold                               -        43,526          28,401          (242)       71,685
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        11,303           6,244             -        17,547
Total operating expenses                          287         4,935           3,890             -         9,112
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (287)        6,368           2,354             -         8,435
Interest expense, net                             316           367             173             -           856
Miscellaneous expense (income)                      -            48             (50)            -            (2)
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes                (603)        5,953           2,231             -         7,581
Income tax expense (benefit)                   (1,009)        2,394             579             -         1,964
                                          ------------- ------------- --------------- ------------- -------------
Net income                                   $    406      $  3,559        $  1,652        $    -      $  5,617
                                          ============= ============= =============== ============= =============

                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended  June 30, 2006:
Net sales                                    $      -      $ 65,834        $ 28,567        $ (185)     $ 94,216
Cost of products sold                               -        48,966          23,920          (185)       72,701
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        16,868           4,647             -        21,515
Total operating expenses                          898         4,955           2,902             -         8,755
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (898)       11,913           1,745             -        12,760
Interest expense, net                             716           319             221             -         1,256
Miscellaneous expense                               -           102              67             -           169
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (1,614)       11,492           1,457             -        11,335
Income tax expense (benefit)                   (1,595)        4,617             300             -         3,322
                                          ------------- ------------- --------------- ------------- -------------
Net income                                   $    (19)     $  6,875        $  1,157        $    -      $  8,013
                                          ============= ============= =============== ============= =============

                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Six months ended  June 30, 2007:
Net sales                                    $      -     $ 105,879        $ 62,749        $ (348)    $ 168,280
Cost of products sold                               -        82,390          52,519          (348)      134,561
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        23,489          10,230             -        33,719
Total operating expenses                          911        10,037           6,814             -        17,762
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (911)       13,452           3,416             -        15,957
Interest expense, net                           1,058           544             298             -         1,900
Miscellaneous expense                               -           117             422             -           539
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (1,969)       12,791           2,696             -        13,518
Income tax expense (benefit)                   (2,626)        5,165             976             -         3,515
                                          ------------- ------------- --------------- ------------- -------------
Net income                                   $    657     $   7,626        $  1,720        $    -     $  10,003
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2007


J.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Six months ended  June 30, 2006:
Net sales                                    $      -     $ 129,922        $ 51,492        $ (185)    $ 181,229
Cost of products sold                               -        97,263          43,965          (185)      141,043
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        32,659           7,527             -        40,186
Total operating expenses                        1,457         9,548           5,490             -        16,495
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                        (1,457)       23,111           2,037             -        23,691
Interest expense, net                           1,431           632             425             -         2,488
Miscellaneous expense (income)                      -           179             (86)            -            93
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (2,888)       22,300           1,698             -        21,110
Income tax expense (benefit)                   (3,157)        8,958             374             -         6,175
                                          ------------- ------------- --------------- ------------- -------------
Net income                                   $    269     $  13,342        $  1,324        $    -     $  14,935
                                          ============= ============= =============== ============= =============

Summarized consolidating cash flow statements for the six months ended June 30, 2007 and 2006, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------
Six months ended June 30, 2007:
Net cash provided by (used in)
   operating activities                       $ (565)    $ 19,396         $ (3,047)         $ 12      $ 15,796

Investing activities:
   Purchases of property, plant, and
    equipment                                    (91)      (1,189)          (1,055)            -        (2,335)
   Proceeds from sale of property,
     plant, and equipment                          -            1              152             -           153
   Acquisition of business                         -         (983)               -             -          (983)
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities            (91)      (2,171)            (903)            -        (3,165)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -       (2,105)             765             -        (1,340)
   Proceeds from long-term obligations             -            -              377             -           377
   Payments on Senior Notes                  (13,803)           -                -             -       (13,803)
   Principal payments on long-term
     obligations                                   -         (250)            (447)            -          (697)
   Distributions                              14,393      (14,393)               -             -             -
   Intercompany loan activity                      -         (100)             100             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                          590      (16,848)             795             -       (15,463)
Exchange rate changes on cash                      -            -               32           (12)           20
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                   (66)         377           (3,123)            -        (2,812)
Cash and cash equivalents at beginning
   of period                                      93          494            3,785             -         4,372
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                     $   27     $    871         $    662          $  -      $  1,560
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2007


J.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Six months ended June 30, 2006:
Net cash provided by (used in)
   operating activities                       $ (481)      $ 4,816        $ (2,073)          $ 3       $ 2,265

Investing activities:
   Purchases of property, plant, and
    equipment                                      -        (1,228)           (479)            -        (1,707)
   Proceeds from sale of property,
     plant, and equipment                          -             -               8             -             8
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -        (1,228)           (471)            -        (1,699)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -           517           1,715             -         2,232
   Proceeds from long-term obligations             -             -           1,324             -         1,324
   Payments on Senior Notes                   (3,073)            -               -             -        (3,073)
   Principal payments on long-term
     obligations                                   -          (250)           (289)            -          (539)
   Distributions                               3,663        (3,663)              -             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                          590        (3,396)          2,750             -           (56)
Exchange rate changes on cash                      -             -             (65)           (3)          (68)
                                         ------------- ------------- --------------- ------------- -------------
Increase in cash and cash equivalents            109           192             141             -           442
Cash and cash equivalents at beginning
   of period                                      40           470              33             -           543
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                     $  149       $   662        $    174           $ -       $   985
                                         ============= ============= =============== ============= =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2006 and the unaudited financial statements and notes contained herein.

General

The Company, through its subsidiaries, is a leading designer and manufacturer of conveyor systems and components for mining applications, primarily in the coal industry. The Company is a holding company organized under the Delaware General Corporation Law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company and Goodman Conveyor Company. The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd., an Australian holding company that owns all of the capital stock of four Australian operating companies and a Wholly Foreign Owned Enterprise (WFOE) in Beijing, China. The Company also owns indirectly all of the capital stock of Continental Conveyor Ltd., a U.K. operating company, and Continental MECO (Pty.) Ltd., a South African operating company. Through the United Kingdom subsidiary, a branch sales office has been established in Kemerovo, Russia. The assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average monthly prevailing rates. In April 2007, the Company acquired the assets of Mid-Florida Wheel and Axle, Inc., a business in Florida that refurbishes axle components and tires, in order to expand the Company's manufactured housing segment.

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and six months ended June 30, 2007 and 2006.

                                   Three months ended          Six months ended
                                         June 30                    June 30
                                 -------------------------- -------------------------
                                     2007        2006            2007        2006

Net sales                           100.0%      100.0%          100.0%       100.0%
Cost of products sold                80.3        77.2            80.0         77.8
Gross profit                         19.7        22.8            20.0         22.2
SG&A expenses                         9.7         8.5            10.0          8.4
Management fee                        0.5         0.7             0.5          0.7
Operating income                      9.5        13.6             9.5         13.1

Three months ended June 30, 2007, compared to three months ended June 30, 2006:

Net Sales
Net sales for the quarter decreased $5.0 million, or 5%, from $94.2 million in 2006 to $89.2 million in 2007. Net sales in the domestic operations of the Company's conveyor equipment segment decreased $10.6 million due to a decline in sales volume which resulted from decreased capital spending by the Company's customers in the coal industry. Net sales in the foreign operations of the Company's conveyor equipment segment increased $6.0 million. Changes in foreign currency translation rates caused $2.7 million of this increase. Adjusted for foreign currency fluctuations, net sales in Australia increased $3.8 million, net sales in the United Kingdom decreased $1.1 million, and net sales in South

Africa increased $0.6 million. The increase in Australia resulted from improved market penetration in the Western Australia aggregate market. The decrease in the United Kingdom was primarily due to the rescheduling of Engineered Systems projects. Net sales in the Company's manufactured housing segment decreased $0.2 million. The acquisition of Mid-Florida Wheel and Axle, Inc. in April 2007 contributed sales for the quarter of $1.3 million. According to the Manufactured Housing Institute's economic report for June 2007, shipments of manufactured homes for the three months ended June 30, 2007 decreased 18% from the same period in 2006. Net sales in the Company's other segment decreased $0.2 million.

Gross Profit
Gross profit for the quarter decreased $4.0 million, or 19%, from $21.5 million in 2006 to $17.5 million in 2007. Gross profit in the domestic operations of the conveyor equipment segment decreased $5.3 million due to lower sales volumes and the resulting loss in overhead absorption and efficiency. Gross profit in the foreign operations of the conveyor equipment segment increased $1.5 million, including an increase of $0.5 million due to changes in foreign currency translation rates. The remaining increase is primarily due to a $0.9 million increase in Australia resulting from the increase in net sales. Gross profit in the manufactured housing segment decreased $0.2 million.

Gross profit as a percentage of net sales decreased from 22.8% in 2006 to 19.7% in 2007. This decrease was primarily attributable to a decline in profit margins in the domestic operations of the conveyor equipment segment.

SG&A Expenses
SG&A expenses for the quarter increased $0.6 million, or 8%, from $8.0 million in 2006 to $8.6 million in 2007. Changes in foreign currency translation rates accounted for $0.2 million of this increase. The remaining increase is primarily attributable to administrative expenses incurred in developing market locations of China and Russia.

Operating Income
Operating income for the quarter decreased $4.4 million, or 34%, from $12.8 million in 2006 to $8.4 million in 2007. The decrease in operating income resulted from the $4.0 million decrease in gross profit, combined with the $0.6 million increase in SG&A expenses, partially offset by a $0.2 million decrease in management fee expense.

Interest Expense
Interest expense for the quarter decreased $0.4 million, or 31%, from $1.3 million in 2006 to $0.9 million in 2007. This decrease primarily resulted from the April 2, 2007 Senior Notes bond redemption.

Income Tax Expense
Income tax expense for the quarter decreased $1.4 million, or 42%, from $3.3 million in 2006 to $1.9 million in 2007. This decrease resulted from lower pre-tax income.

The Company's effective income tax rate is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes.

Net Income
Net income for the quarter decreased $2.4 million, or 30%, from $8.0 million in 2006 to $5.6 million in 2007. The decrease resulted from the $4.4 million decrease in operating income, offset by the $0.4 million decrease in interest expense, the $1.4 million decrease in income tax expense, and a $0.2 million decrease in miscellaneous expenses.

Six months ended June 30, 2007, compared to six months ended June 30, 2006:

Net Sales
Net sales for the six months decreased $12.9 million, or 7%, from $181.2 million in 2006 to $168.3 million in 2007. Net sales in the domestic operations of the Company's conveyor equipment segment decreased $18.8 million due to a decline in sales volume which resulted from decreased capital spending by the Company's customers in the coal industry. In reaction to the softening in domestic coal prices in the last half of 2006, a number of coal companies have shut down high-cost operations, reduced production, and deferred capital spending. Net sales in the foreign operations of the conveyor equipment segment increased $11.1 million, including an increase for changes in foreign currency translation rates of $4.1 million. Adjusted for these changes in foreign exchange rates, net sales in Australia and South Africa increased $9.5 million and $1.6 million, respectively, while net sales in the United Kingdom decreased $4.1 million. The increase in Australia resulted from improved market penetration in the Western Australia aggregate market. The decrease in the United Kingdom was due to the rescheduling of Engineered Systems projects. Net sales in the Company's manufactured housing segment decreased $4.9 million, or 28%, due to decreased shipments. Based on the Manufactured Housing Institute's economic report for June 2007, shipments of manufactured homes for the six months ended June 30, 2007 decreased 28% from the same period in 2006. In addition, the first two months of 2006 included some hurricane related shipments which did not recur in 2007. Net sales in the Company's other segment decreased $0.3 million.

Gross Profit
Gross profit for the six months decreased $6.5 million, or 16%, from $40.2 million in 2006 to $33.7 million in 2007. Gross profit in the domestic operations of the conveyor equipment segment decreased $8.2 million. Lower sales volume resulted in $5.0 million of this decrease. The remaining $3.2 million decrease was attributable to lower margins resulting from a loss in overhead absorption and efficiency due to the lower sales. Gross profit in the foreign operations of the conveyor equipment segment increased $2.7 million. Increases in foreign currency translation rates resulted in $0.7 million of this increase. The remaining $2.0 million increase was primarily attributable to an increase in the Australian subsidiary which resulted from higher sales. Gross profit in the manufactured housing segment decreased $0.9 million due to lower sales volume. Gross profit in the other segment decreased $0.1 million.

Gross profit as a percentage of net sales decreased from 22.2% in 2006 to 20.0% in 2007. This decline resulted from lower profit margins in the Company's domestic conveyor operations and manufactured housing segment.

SG&A Expenses
SG&A expenses for the six months increased $1.6 million, or 11%, from $15.2 million in 2006 to $16.8 million in 2007. SG&A expenses in the domestic operations of the conveyor equipment segment increased $0.4 million due to higher commissions and employee expenses. SG&A expenses in the foreign operations of the conveyor equipment segment increased $0.9 million due to increases in foreign currency translation rates and expenses incurred in developing market locations of China and Russia. Corporate SG&A expenses increased $0.4 million due primarily to increased employee costs that were previously paid by a foreign subsidiary. SG&A expenses in the Company's manufactured housing segment decreased $0.1 million.

Operating Income
Operating income for the six months decreased $7.7 million, or 32%, from $23.7 million in 2006 to $16.0 million in 2007. This decrease resulted from the $6.5 million decrease in gross profit, combined with the $1.6 million increase in SG&A expenses, offset by a $0.4 million decrease in management fee expense.

Interest Expense
Interest expense for the six months decreased $0.6 million, or 24%, from $2.5 million in 2006 to $1.9 million in 2007. This decrease primarily resulted from the April 2, 2007 Senior Notes bond redemption and lower outstanding balances on the subsidiaries' lines of credit.

Income Tax Expense
Income tax expense for the six months decreased $2.7 million, or 44%, from $6.2 million in 2006 to $3.5 million in 2007. This decrease resulted from lower pre-tax income.

The Company's effective income tax rate is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes.

Net Income
Net income for the six months decreased $4.9 million, or 33%, from $14.9 million in 2006 to $10.0 million in 2007. This decrease resulted from the $7.7 million decrease in operating income, combined with a $0.5 million decrease in miscellaneous expenses, and partially offset by the $0.6 million decrease in interest expense and the $2.7 million decrease in income tax expense.

Backlog
Backlog at June 30, 2007 was $129.6 million, an increase of $26.5 million, or 26%, from $103.1 million at December 31, 2006 and an increase of $5.3 million, or 4%, from $124.3 million at March 31, 2007. At June 30, 2007, backlog in the domestic operations of the Company's conveyor equipment segment was $45.3 million, a decrease of $15.7 million from March 31, 2007, and backlog in the foreign operations of the Company's conveyor equipment segment was $84.3 million, an increase of $21.0 million from March 31, 2007. Management believes that approximately 85% of the backlog will be shipped in 2007.

Liquidity and Capital Resources

Net cash provided by operating activities was $15.8 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively. Net cash provided by operating activities in 2007 resulted from net income of $10.0 million, combined with non-cash expenses of $0.9 million and a net decrease in operating assets and liabilities of $4.9 million. The net decrease in operating assets primarily resulted from a decrease in accounts receivable and inventories. Net cash provided by operating activities in 2006 resulted from net income of $14.9 million, combined with non-cash expenses of $1.5 million and partially offset by a net increase in operating assets and liabilities of $14.1 million.

Net cash used in investing activities was $3.2 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively. Net cash used in investing activities in 2007 represents net purchases of property, plant, and equipment of $2.2 million and the acquisition of the assets of Mid-Florida Wheel and Axle, Inc. for $1.0 million. Net cash used in investing activities in 2006 represents net purchases of property, plant, and equipment.

Net cash used in financing activities was $15.5 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively. Net cash used in financing activities in 2007 resulted from a net decrease in borrowings on notes payable of $1.3 million, combined with payments on Senior Notes of $13.8 million and principal payments on long-term obligations of $0.7 million, partially offset by proceeds from long-term obligations of $0.3 million. The payments on Senior Notes included $10.7 million for the payment of the Senior Notes due April 2007 and interest payments of $3.1 million on the Series A and Series B Senior Notes due October 2008. Net cash used in financing activities in 2006 resulted from payments on Senior Notes of $3.1 million and principal payments on long-term obligations of $0.5 million, partially offset by a net increase in borrowings on notes payable of $2.2 million and proceeds from long-term obligations of $1.3 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. Capital expenditures for the first six months of 2007 were $2.3 million, which included expenditures to improve productivity and for maintenance capital. In addition to the Company's debt service requirements for interest expense, as of June 30, 2007, the Company had outstanding principal balances on its domestic and foreign credit facilities of approximately $3.3 million and $2.7 million, respectively.

The Company's Senior Notes outstanding indebtedness has been classified as short and long-term liabilities as of June 30, 2007 based upon the payment terms of the debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

Balance at June 30, 2007 of Senior Notes, including current
   portion of $6,146,438                                         $ 77,513,405
Interest payments on Series A Notes, 2007-2008                     (7,990,368)
Interest payments on Series B Notes, 2007-2008                     (1,229,287)
                                                              ------------------
Maturity of Series A and Series B Notes due October 2008         $ 68,293,750
                                                              ==================

At June 30, 2007, the Company had cash and cash equivalents of approximately $1.6 million and approximately $24.0 million available for use under its domestic credit facility, representing approximately $25.6 million of liquidity. On April 2, 2007, the Company made a payment of $11.3 million for the retirement of all outstanding 11% Senior Notes due April 2007 and all accrued interest thereon. Annual debt service related to interest payments on the Series A and Series B Notes due October 1, 2008 is approximately $6.1 million. In addition, in 2004 and 2005, in order to partially fund the cash payments as additional consideration to the Series A and Series B bondholders, the Company increased the balance of a term loan with Bank One by approximately $3.8 million and entered into subordinated promissory notes with N.E.S. Investment Co. in the amount of $12 million. The debt service for interest related to these debt instruments in the first six months of 2007 was approximately $0.2 million in cash and $0.6 million in kind. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet its anticipated short-term cash requirements.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. As the U.S. dollar strengthens and weakens against these foreign currencies, the Company's financial results will be affected. As discussed previously, the Company's net sales for the six months ended June 30, 2007 increased by approximately $4.1 million from the corresponding period in the prior year due to changes in foreign currency translation rates. The fluctuation of the U.S. dollar versus other currencies also resulted in foreign currency translation gains included in the accumulated other comprehensive income (loss) component of stockholder's equity (deficit) of approximately $1.1 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively.

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

Item 4.    Controls and Procedures

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

At June 30, 2007 and December 31, 2006, the Company's Consolidated Balance Sheet includes an accrued liability for any pending or threatened claim with respect to any commercial and products liability matter of $0.3 million, and was included in current liabilities as Other Accrued Liabilities.

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

Item 1A.  Risk Factors

There have been no material changes to the Company's risk factors as described in the Company's Report on Form 10-K for the year ended December 31, 2006.

Item 6.    Exhibits

           Exhibits:  Refer to the index of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONTINENTAL GLOBAL GROUP, INC.

                                    By:  /s/ Jeffrey A. Behrendt
                                        ------------------------
                                        Jeffrey A. Behrendt

                                        Vice President and Chief Financial
                                        Officer (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)

                                    CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                                    By:  /s/ Jeffrey A. Behrendt
                                        ------------------------
                                        Jeffrey A. Behrendt

                                        Vice President - Finance (As duly
                                        authorized representative and as
                                        Principal Financial and Accounting
                                        Officer)

                                    GOODMAN CONVEYOR COMPANY

                                    By:  /s/ J. Mark Etchberger
                                        -----------------------
                                        J. Mark Etchberger

                                        Controller (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)


Date:  August 14, 2007

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

    3.3       Certificate of Incorporation of Continental Conveyor & Equipment
              Company, as currently in effect.                                 *

    3.4       By-Laws of Continental Conveyor & Equipment Company, as
              currently in effect.                                             *

    3.5       Certificate of Incorporation of Goodman Conveyor Company, as
              currently in effect.                                             *

    3.6       By-Laws of Goodman Conveyor Company, as currently in effect.     *

    4.1 Indenture, dated October 4, 2004, among Continental Global Group, Inc., Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Wells Fargo Bank, National Association. (Filed as
              Exhibit 4.1 to Form 8-K filed by the Company on October 7, 2004, and is incorporated herein by reference.)

    4.2 9% Convertible Subordinated Promissory Note, dated October 4, 2004, from Continental Global Group, Inc. to N.E.S. Investment Co. in the amount of $10,000,000. (Filed as Exhibit 4.3 to Form 8-K filed by the Company on October 7, 2004, and is incorporated herein by reference.)

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

    10.4 Amendment, dated October 26, 2006, to Employment Agreement, effective February 13, 2006, between Continental Global Group, Inc. and Ronald Kaplan. (Filed as Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2006, and is incorporated herein by reference.)

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

    10.6 Continental Global Group, Inc. incentive award letter dated October 26, 2006. (Filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 2006, and is incorporated herein by reference.)

                        Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits

  Exhibit
   Number     Description of Exhibit

    10.7 Continental Global Group, Inc. retention letter dated October 26, 2006. (Filed as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2006, and is incorporated herein by reference.)

    10.8 Employment Agreement by and between Continental Global Group, Inc. and Jeffrey A. Behrendt dated March 26, 2007. (Filed as
              Exhibit 10.8 to Form 8-K filed by the Company on June 7, 2007, and is incorporated herein by reference.)

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